Form 10-K
period 1994-01-30
MAC FRUGALS BARGAINS CLOSE OUTS INC
filed 1994-04-29
CIK 78384

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED JANUARY 30, 1994

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER 0-6672

                   MAC FRUGAL'S BARGAINS  o  CLOSE-OUTS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                     DELAWARE                                          95-2745285
          (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

            2430 EAST DEL AMO BOULEVARD
              DOMINGUEZ, CALIFORNIA                                    90220-6306
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 537-9220

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                            NAME OF EACH EXCHANGE
                      TITLE OF EACH CLASS                                    ON WHICH REGISTERED
                      -------------------                                 --------------------------
               Common Stock ($.02778 Par Value)                            New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                 NOT APPLICABLE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] Yes     [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of shares of the voting stock held by non-affiliates of the Company, based on the closing sale price of such stock on the New York Stock Exchange on April 22, 1994, was approximately $433,308,654.

     The number of shares of Common Stock outstanding as of April 22, 1994 was 29,367,775.

                      Documents Incorporated by Reference

     Portions of the Company's definitive proxy statement relating to the 1994
Annual Meeting of Stockholders to be filed with the Securities and Exchange
Commission are incorporated by reference into Part III hereof.
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                                                  TABLE OF CONTENTS

 ITEM NO. IN
  FORM 10-K                                                                                                 PAGE
 ------------                                                                                               ----
                                                        PART I
        1.  BUSINESS......................................................................................    1
            General.......................................................................................    1
            Merchandise and Suppliers.....................................................................    1
            Warehousing and Distribution..................................................................    2
            Retail Stores.................................................................................    2
            Employees.....................................................................................    3
            Competition...................................................................................    3
            Trademarks....................................................................................    3
            Restrictions on Imports.......................................................................    3
        2.  PROPERTIES....................................................................................    4
            Retail Stores.................................................................................    4
            Corporate Offices and Warehouse Facilities....................................................    5
        3.  LEGAL PROCEEDINGS.............................................................................    6
        4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.............................................    6

                                                       PART II

        5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS...........................................................................    6
        6.  SELECTED FINANCIAL DATA.......................................................................    7
        7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.........................................................................    7
        8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................   10
        9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........   11

                                                      PART III

   10.-13.  THE INFORMATION REQUIRED BY ITEMS 10-13 OF FORM 10-K IS INCORPORATED BY REFERENCE FROM THE
            COMPANY'S DEFINITIVE PROXY MATERIALS FOR ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD IN
            1994..........................................................................................   11

                                                      PART IV

       14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...............................   11

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                                     PART I

ITEM 1. BUSINESS

GENERAL

          Mac Frugal's Bargains o Close-outs Inc. (collectively with its subsidiaries, the "Company") was incorporated under the laws of the state of Delaware in 1971 as successor to a number of entities, the first of which was founded in 1950. The Company's principal executive offices are located at 2430
E. Del Amo Boulevard in Dominguez, California, a suburb of Los Angeles. The Company maintains centralized buying, personnel, systems, pricing, advertising, merchandising, real estate and accounting functions at its principal executive offices. See ITEM 2. "Properties -- Corporate Offices and Warehouse Facilities".

          The Company currently operates a chain of 237 retail stores that specialize in the sale of new "close-out" merchandise which is purchased from manufacturers and wholesalers at prices less than initial wholesale prices and is sold at prices below normal retail prices. The Company's stores are operated under the names "Pic 'N' Save" and "Mac Frugal's Bargains o Close-outs" and collectively offer, on a self-service basis, a wide selection of close-out merchandise, including apparel and accessories, notions, novelties, toys, games, stationery, greeting cards, books, candles, luggage, artificial flowers, beauty aids, candy, snacks, beverages, housewares, domestics, Christmas theme items and giftwares. The Company targets value oriented consumers, and merchandise is currently sold on a cash-and-carry basis, with certain credit cards accepted.

          During the fall of 1993 and 1992, the Company developed a seasonal store concept that operated under the names Christmas Close-outs and Christmas Enchantments. The Company operated 168 and 25 of these seasonal stores in 1993 and 1992, respectively. These seasonal stores offered new Christmas theme merchandise purchased from manufacturers at prices less than initial wholesale prices and were sold at prices below normal retail prices. Categories of merchandise available in these stores was similar to the Christmas seasonal merchandise offered in the year-round stores. The Christmas Close-outs and Christmas Enchantments stores were generally operated for the three months from October through Christmas. The Company has put further development of this concept on hold for the reasons discussed later in this section under "Retail Stores".

          At January 30, 1994, 141 of the Company's year-round retail stores operated under the name "Mac Frugal's Bargains o Close-outs". The remaining 96 year-round stores, located in Southern California, operated under the name "Pic 'N' Save".

          For the year ended January 30, 1994 (fiscal 1993), approximately 56% of the Company's year-round stores were located in California and generated approximately 64% of the sales from year-round stores. The Company believes California entered the current recession some time in 1991. In addition to facing some of the same factors that influence the national and global economies, California has been challenged by reductions in aerospace and federal defense spending which have adversely affected California unemployment rates relative to national unemployment rates. The economic hardship felt by unemployed individuals has led to a general reduction of retail spending in California as measured by reduced sales tax receipts by the State of California. This reduction has adversely impacted the Company's California sales during fiscal 1993 and 1992.

          There has also been a general decline in California commercial real estate values and an increase in commercial vacancies since approximately 1990. The Company has benefitted from this decline as a result of its position as lessee or buyer of sites for additional California stores.

          Seasonal fluctuations in the Company's sales have followed the traditional trend in the retail industry, with a substantial portion of its annual sales volume and annual earnings occurring during the fourth quarter of its fiscal year. The Company expects this pattern to continue in the future but with less of the extreme experienced in fiscal 1993 as a result of putting the Christmas season store concept on hold.

MERCHANDISE AND SUPPLIERS

          Close-out merchandise is new merchandise that is available to the Company at prices less than initial wholesale prices for a variety of reasons, including the inability of a manufacturer or wholesaler to dispose of a larger supply of merchandise through normal channels, the discontinuance of merchandise due to a change in style, color, shape or packaging, the insufficiency of sales to justify continued production of an item, or the termination of business by a manufacturer or wholesaler.

          The Company purchases merchandise at prices less than initial wholesale prices, allowing the Company to sell its merchandise to customers at what the Company believes are below normal retail prices. Therefore, although general categories of merchandise are usually available, specific lines, items and manufacturers frequently change, depending upon the availability of close-out merchandise at suitable prices. In order to ensure supply and attractive pricing, the Company will often purchase close-out merchandise in large quantities and some seasonal merchandise out of season.

          The Company buys merchandise, including numerous national brands, from more than 2,000 suppliers. Due to its long-term association in the close-out industry, the Company has developed good relationships with numerous manufacturers and wholesalers that offer some or all of their close-out merchandise to the Company prior to attempting to dispose of it through other channels. By selling close-out merchandise only through its own retail stores, the Company is able to assure suppliers that close-out merchandise will not be sold through the same channels of distribution as the supplier's current merchandise.

          The Company also special-orders and reorders merchandise from offshore manufacturers primarily in Asia and the South Pacific at purchase prices consistent with its general merchandising philosophy of offering merchandise to customers at prices below normal retail prices. Purchases are made either through a trading company or direct from the manufacturer, often early in the purchasing season. The continuation of the Company's purchasing of such merchandise is dependent upon the continuation of the Company's ability to obtain such advantageous pricing. Offshore purchases did not account for more than 21% of the Company's total purchases in any year during the three years ended January 30, 1994.

WAREHOUSING AND DISTRIBUTION

          Merchandise purchased for sale through the Company's retail stores is centrally received at either the Company's warehouse and distribution center located in Rancho Cucamonga, California, or its warehouse and distribution center located in New Orleans, Louisiana. The Rancho Cucamonga facility opened in August 1984 and was expanded in 1988 from 806,000 square feet to 1,431,000 square feet. The New Orleans facility, which contains 1,100,000 square feet, was opened in September 1991. See ITEM 2. "Properties -- Corporate Offices and Warehouse Facilities". Merchandise is distributed to retail outlets either by Company-operated tractors and trailers, or to locations more distant from the warehouse, by contract carriers. Inventory control functions are conducted at both distribution centers.

RETAIL STORES

          Permanent Stores -- The Company's retail stores are principally located in the Western, Southwestern, Southern and Southeastern United States, with 96 stores located in Southern California at January 30, 1994. The Company has four additional Southern California stores which are undergoing either reconstruction and repair or relocation due to an earthquake that occurred on January 17, 1994. Stores open for the entire year in Southern California are currently operated under the name "Pic 'N' Save" and all other year-round stores are operated under the name "Mac Frugal's Bargains o Close-outs". The table below provides a state by state breakdown of the Company's year-round retail store locations at the end of the five most recent fiscal years.

                    MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC.
              TOTAL NUMBER OF YEAR-ROUND STORES AT FISCAL YEAR END
                                   1989-1993

FISCAL
 YEAR
 END        CA      AZ      TX     NV      NM      UT      CO      ID      LA      NY      NJ      GA       FL     AL      TOTAL
- - ------     ----    ----    ----    ---     ---     ---     ---     ---     ---     ---     ---     ---     ----    ---     -----
 1993       133      16      36     7       5       6       7       1       9       0       0       5        11     1       237
 1992       109      11      36     5       5       6       7       1       9       0       0       5        10     1       205
 1991        98      11      35     5       5       6       7       1       9       0       0       5        10     1       193
 1990        98      11      35     4       5       6       7       1       9       0       0       5         9     1       191
 1989        97      11      33     4       5       6       7       1       7       6       8       5         0     0       190

          During fiscal 1993, the Company opened thirty-six year-round stores, net of stores relocated, and involuntarily closed four due to damage from an earthquake. Additionally, three stores were relocated to better nearby locations. Nineteen of the new stores are located in Southern California, nine in Northern California, one in Florida, five in Arizona and two in Nevada. Two of the relocated stores are located in Northern California and one in Southern California.

          In fiscal 1993, the Company continued to focus its expansion in the California market. California is the Company's largest market for sales and earnings. The Company believes that concentrating on this market at a time when quality real estate is readily available at lower prices than in the past will provide good growth as the California economy strengthens over time.

          During the five-year period from January 1, 1989 through January 30, 1994, the Company opened or acquired the operations of 109 new stores, permanently closed 26 stores and temporarily closed 4 stores, increasing its chain of retail stores from 158 to 237. Fifteen of the 26 stores permanently closed were Job Lot Pushcart stores in New York and New Jersey, which the Company acquired in 1988 and conveyed back to the former owner in accordance with a put provision in the original acquisition agreement. Six of the other closed stores were replaced by upgraded facilities located in the same geographic area; four were closed due to inability to renew the leases; and one owned store was closed, put up for sale and subsequently reopened.

          No store accounts for more than 2% of the Company's revenues.

          Christmas Season Stores -- In addition to the "Pic 'N' Save" and "Mac Frugal's Bargains o Close-outs" stores which are open year-round, the Company opened temporary retail locations during the Christmas season for the first time in fiscal 1992 and again in fiscal 1993. The Christmas season stores were designed to allow the Company to generate additional revenues and profits through sales during the peak Christmas selling season while avoiding related costs associated with maintaining such locations on a year-round basis to a minimum.

          The table below provides a state by state breakdown of the Company's Christmas season store locations in operation at the conclusion of the Christmas selling season for the two most recent fiscal years.

                    MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC.
              TOTAL NUMBER CHRISTMAS SEASON STORES AT DECEMBER 24,
                                   1992-1993

DECEMBER 24,      CA      AZ      TX      NV      UT      CO      LA      GA      FL      TOTAL
- - -------------     ---     ---     ---     ---     ---     ---     ---     ---     ---     -----
  1993            105      13      12       4      11       4       5       5       9      168
  1992             25       0       0       0       0       0       0       0       0       25

          The Company has put future development of this concept on hold. After assessing the performance of the Christmas season stores at the completion of the season, the Company determined that it would be difficult to earn the same or better pre-tax profit contributions as a percentage of sales from these stores than it can earn from its year-round stores. This difficulty is due partially to disappointing average store sales and the inability to get higher gross margins for these stores than for the year-round stores. Additionally, this business carries a higher risk profile than the year-round stores because certain fixed costs are higher as a percentage of sales than for the year-round stores, and inventory must be purchased before store sites are under contract.

EMPLOYEES

          At January 30, 1994 the Company had approximately 6,868 employees. In addition, 1,500 people were employed by the Christmas season stores at their peak. Temporary store personnel are also employed during the Christmas holiday season in the Company's year-round retail stores. Management believes its employee relations are generally good.

COMPETITION

          The Company faces competition for patronage of customers in varying degrees from national, regional and local areas in which the Company's stores are located. Many of these retail establishments offer merchandise similar to that available from the Company, including close-out merchandise at discount prices, and may have resources greater than those available to the Company. However, unlike the Company's stores, most retail outlets, including discount stores, primarily offer continuing lines of merchandise. The Company competes with other retail establishments, including discount stores, by offering new close-out merchandise at significant reductions from original retail prices.

          During the past few years, there have been a number of off-price retailers entering the retail consumer market. These retailers generally carry fashion-oriented soft goods sold at higher price points than the soft goods sold by the Company's stores and do not generally carry lines of close-out hard goods. Recently, stores that sell all or substantially all of their merchandise at a single price have entered the market selling close-out goods.

          Competition for close-out merchandise has increased over the years. The Company, however, has not experienced, and does not anticipate experiencing, any difficulty in obtaining close-out merchandise in adequate volume and at suitable prices in the future. The Company competes for quality close-out merchandise primarily with wholesalers and other close-out retailers, some of which are larger than the Company. Unlike most of these wholesalers, however, the Company disposes of the merchandise through its own retail stores, which specialize in close-out merchandise. The Company is thus able to assure a supplier that its close-out merchandise will not compete in the supplier's normal channels of distribution.

          In addition to competing for customers and merchandise, the Company also competes with a wide range of other entities to obtain suitable locations for new year-round stores.

TRADEMARKS

          The Company employs the servicemarks "Pic 'N' Save" and "Mac Frugal's Bargains o Close-outs" in connection with its stores. The Company has registered its servicemark "Mac Frugal's Bargains o Close-outs" with the U.S. Patent and Trademark Office and the Company has common law rights in the Southern California area to the servicemark "Pic 'N' Save". The Company does not believe that loss of any of the Company's servicemarks would have a material adverse impact upon the Company.

RESTRICTIONS ON IMPORTS

          The Company's operations are subject to the customary risks of doing business abroad, including fluctuation in the value of currencies, customs duties and related fees, import controls and trade barriers (including quotas), restrictions on the transfer of funds, work stoppages and, in certain parts of the world, political instability. The Company believes that it has reduced these risks by diversifying its offshore purchases among various countries and factories. These factors have not had a material adverse impact upon the Company's operations to date. Imports into the United States are also affected by the cost of transportation, the imposition of import duties and increased competition from greater production demands abroad. The countries from which the Company's products are imported may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duty or tariff levels, which could affect the Company's operations and its ability to import products at current or increased levels. The Company cannot predict the likelihood or frequency of any such events occurring.

          The Company's imported products are subject to United States customs duties and, in the ordinary course of its business, the Company may, from time to time, be subject to claims for duties and other charges. United States customs duties currently are between 3.4% and 30.0% of the customs value on the vast majority of products imported by the Company, as classified pursuant to the Harmonized Tariff Schedule of the United States. All goods imported by the Company are finished products.

          The United States Trade Representative ("USTR") is required by the Trade Act of 1974, as amended by the Trade and Tariff Act of 1984 and the Omnibus Trade and Competitiveness Act of 1988 (the "Trade Act"), to submit an annual National Trade Estimates Report on Foreign Trade Barriers (the "NTE Report") identifying significant restrictions or barriers on United States access to foreign markets. On March 3, 1994, the President reinstated, by Executive Order, the "Super 301" provisions of the Trade Act. Relying on the NTE Report, the USTR is required to report to Congress those trade barriers and trade distorting practices and particular countries identified as priorities for trade liberalization. The USTR is then required to initiate an investigation of the "priority practices" of the "priority countries" thus identified. If negotiations initiated under "Super 301" do not result in a satisfactory conclusion, the USTR is required to retaliate, unless a waiver is granted under the Trade Act. In addition, the "Special 301" provisions of the Trade Act require the USTR to identify countries that fail to provide adequate protection of intellectual property rights. Relying on the same NTE Report, the USTR identifies priority foreign countries to be targeted for investigation under the "Special 301" provisions. Other countries may be included on a "priority watch list" which requires close scrutiny but not investigation. For those "priority countries" targeted for investigation, the USTR is required to follow the same process of investigation, negotiation and retaliation as used under the "Super 301" provisions. The Company is unable to predict whether China will be designated a "priority country" for the purpose of "Super 301."

          In 1993, Hong Kong was not identified by the USTR as a priority foreign country under Special 301, and was not placed on the priority watch list. Although the People's Republic of China was not listed as a priority country under Special 301, it was listed on the 1993 USTR priority watch list. In addition, the President has conditioned renewal of the People's Republic of China's most-favored-nation ("MFN") status on certain progress in the area of human rights. The decision whether to extend China's MFN status for another year must be taken on June 3, 1994. The Company is unable to predict whether the United States will revoke the People's Republic of China's MFN status, but any such revocation of MFN status would result in significantly higher tariffs on Chinese imports. In addition, the Company is unable to predict whether the People's Republic of China or any other country from which the Company imports goods will be investigated under Super 301 or Special 301 provisions, whether the United States will retaliate against the People's Republic of China or any such other country, or whether any such retaliation would include products imported by the Company or otherwise result in increases in the cost or restrictions in the supply of products imported by the Company.

ITEM 2.  PROPERTIES

RETAIL STORES

          Permanent Stores -- The Company leases most of the buildings and land that comprise its retail stores. At the end of fiscal 1993, the Company owned the buildings (but not the underlying land) occupied by two stores, and owned the buildings and land occupied by 47 other stores, one of which is a commercial condominium, one of which is located at the Company's corporate office facility in Dominguez, California, one of which is located at the Company's warehousing facility in Rancho Cucamonga, California and one of which is temporarily closed while undergoing either earthquake repair and reconstruction or relocation. The balance of the buildings and land which comprised the Company's 237 operating store locations at fiscal year end were leased.

          The leases for the store premises vary as to their terms, rental provisions, expiration dates, and the existence of renewal options. The number of years remaining on leases for the Company's stores (excluding unexercised options) range from less than one year to 23 years. The termination of any or all of the leases due to expire within the next two years (without renewal options) would not have a material adverse effect on the operations of the Company. Most of the leases are fixed minimum rentals, and some provide for additional rental based upon a percentage of total store sales in excess of certain amounts. Most leases also require the Company to pay all or a portion of the real estate taxes, insurance charges and maintenance expenses relating to the leased premises. The Company generally does not maintain earthquake insurance for its retail stores.

          The Company acquires sites for new stores by a variety of methods, including lease, purchase, assignment or sublease of existing facilities, build-to-suit leases, or purchase and development of sites which may be owned by the Company or sold by the Company under leaseback arrangements. In many cases, the Company is able to lease or sublease existing buildings that have been previously used for other purposes, such as for supermarkets, drug stores or home improvement centers, which are suitable for the Company's needs at a rental within the Company's guidelines and without the need for substantial expenditures to convert the facilities to the Company's needs. In connection with the opening of new stores, the Company generally makes capital investments and incurs expenses (not including land and building or purchase of a leasehold interest) of less than $850,000 per store. These costs consist of inventory, fixtures and equipment, signs and pre-opening costs.

          The Company's retail stores are located in concrete or masonry buildings and are mostly furnished with inexpensive store fixtures. During fiscal 1992, the Company installed point-of-sale and scanning equipment in all of its stores pursuant to an equipment lease entered into in 1991. The equipment lease is for 54 months with an option to extend the term and an option to buy the equipment. Except for this leased equipment, the Company owns all of its store fixtures and equipment.

          The majority of the Company's stores are located in or adjacent to shopping centers of various sizes and have adjacent parking facilities. The stores generally offer air-conditioned shopping from 9:00 a.m. to 9:00 p.m., Monday through Saturday, and 10:00 a.m. to 7:00 p.m. on Sunday. Particular location schedules may vary slightly.

          Selling space in the Company's stores generally is between 17,000 and 23,000 square feet, depending on the particular location. Currently, the smallest selling area in any one store location is approximately 4,427 square feet; the largest selling area in any one store location is approximately 30,390 square feet. For the five-year period from January 1, 1989 through January 30, 1994, gross selling space increased from 3,412,367 square feet to 4,486,953 square feet. As of the end of fiscal 1993, aggregate retail selling space at the Company's 237 operating store locations and four temporarily closed locations was categorized according to the following real property arrangements:

                                                                                                 RETAIL
                                                                               NUMBER OF      SELLING SPACE
                                                                               LOCATIONS      (IN SQ. FT.)
                                                                               ----------     -------------
        Operating Stores
        ----------------
        Owned................................................................       46            846,220
        Leased...............................................................      189          3,522,381
        Owned, Subject to Ground Lease.......................................        2             40,450
                                                                                   ---        -------------
        Total Operating......................................................      237          4,409,051
                                                                                   ---        -------------
        Temporarily Closed Stores
        -------------------------
        Owned................................................................        1             19,720
        Leased...............................................................        3             58,182
                                                                                   ---        -------------
        Total Temporarily Closed.............................................        4             77,902
                                                                                   ---        -------------
        TOTAL................................................................      241          4,486,953
                                                                                   ---        -------------
                                                                                   ---        -------------

          Christmas Season Stores -- The Company located its Christmas season stores in both malls and strip centers. The size of these stores varied depending on space available during the Christmas season but generally ranged from 3,000 to 5,000 square feet. Because these stores were temporary, the Company minimized its fixtures and leasehold improvement investment. Merchandise remaining unsold at these locations after the Christmas season was transferred to the Company's year-round stores for subsequent sale, or transferred to either of the Company's distribution centers for subsequent distribution, depending on the type of merchandise.

CORPORATE OFFICES AND WAREHOUSE FACILITIES

          The Company owns its corporate offices, located at 2430 East Del Amo Boulevard, Dominguez, California 90220-6306. Construction of the facility was completed in November 1973, and comprises approximately 250,000 square feet of ground floor space and 18,000 square feet of second floor office space. Approximately 202,000 square feet of warehouse/distribution space (formerly used by the Company) at this facility has been leased to an unaffiliated third party and the remainder houses the Company's corporate offices of 38,000 square feet, a Pic 'N' Save retail store and corporate warehousing space.

          The Company also leases a 3,082 square foot office in New York City to facilitate buying operations at that supply source. The Company expects to move this New York office to another location in the City and is presently negotiating for new space arrangements.

          The Company owns a 90 acre parcel of land in Rancho Cucamonga, California and operates a 1,431,000 square foot central warehousing and distribution center on this location as well as a store containing 19,000 square feet of retail selling space.

          In 1988, the Company executed a Lease Agreement with the Industrial Development Board of the City of New Orleans, Louisiana for the construction of a warehouse and distribution facility. The lease provides for an initial term of 10 years, eight 10-year options to extend the term of the lease and an option to buy the land. Rent is nominal. During fiscal 1991, the Company completed construction of this 1,100,000 square feet facility which utilizes advanced technology to conserve space and maximize efficiency. It was completed at a net cost of $58,617,000 of which $32,233,000 was classified as building and improvements and $26,384,000 was classified as fixtures and equipment. In addition, $7,406,000 of interest expense was capitalized over the three-year construction period.

          The New Orleans distribution center was completed in 1991 with a capacity to service approximately 200 year-round stores. The Company is currently servicing 75 stores in the South and Southeastern United States from the New Orleans distribution center. In the third quarter of fiscal 1992, the Company wrote-down the net book value of the New Orleans distribution center (warehouse and equipment) by $36,646,000 to reflect a permanent impairment in its value to the Company. Ongoing under-utilization of the warehouse capacity because of the Company's decision to initially concentrate future expansion plans mainly in western markets as well as management's intention to investigate a sale/leaseback of the facility necessitated a write-down to the Company's recoverable cost. The recoverable cost was determined by fair market value appraisals conducted by independent nationally recognized appraisers.

          In October 1993, the Company sold all its interest in the New Orleans distribution center (both real and personal) to TriNet Corporate Realty Trust, Inc. (TriNet) for $23,463,000, the net book value of the interest sold. TriNet is a NYSE listed real estate investment trust. Concurrently with the sale to TriNet, the Company leased the fully equipped distribution center from TriNet. The initial term expires October 31, 2009. The lease contains two options to renew, a two year option followed by a ten year option.

          The Company leased approximately 75,000 square feet of the New Orleans distribution center to an unaffiliated third party during fiscal 1991. The lease expired in January 1994. The Company leased an additional 33,340 square feet to an unaffiliated third party during fiscal 1992, and this was expanded to 40,940 square feet in fiscal 1993. That lease expires in 1997.

          The Company maintains earthquake insurance for its corporate office and warehouse facilities that it believes is adequate.

ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted for a vote of security holders during the fourth quarter of the fiscal year ended January 30, 1994.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Leonard S. Williams       56     President and Chief Executive Officer since November 1990; Consultant 1989-1990;
                                 Chief Executive Officer 1987-1989, Lion-Nathan Ltd. (retail).
Philip L. Carter          45     Executive Vice President, Chief Financial Officer since August 1993, Senior Vice
                                 President, Chief Financial Officer since October 1991; Vice President Finance and
                                 Distribution since 1991, Chief Executive Officer San Remo (Australia) 1987-1990.
Mark J. Miller            42     Executive Vice President, General Merchandise Manager since September 1992; Vice
                                 President of Merchandising/General Merchandise Manager 1991-1992, The Disney
                                 Store, Inc.; Vice President, Merchandise Manager, Hardlines 1988-1991, Pic 'N'
                                 Save Corporation.
Richard N. Lodwick        56     Senior Vice President, Stores since February 1991; Regional Vice President,
                                 Stores 1983-1991, Mervyn's Department Store (retail).
Patricia J. Wehner        43     Senior Vice President, Real Estate and Construction since August 1993, Vice
                                 President, Real Estate and Construction since June 1991; Senior Vice President,
                                 1988-1991, MAS Marketing (retail consulting).

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company commenced trading of its Common Stock on the New York Stock Exchange effective June 11, 1992, under the symbol MFI. The Company's Common Stock was traded in the over-the-counter market under the symbol PICN and was reported on the NASDAQ National Market System until June 10, 1992. The following table shows the high and low sales prices as reported on the New York Stock Exchange, and the high and low bids on the NASDAQ National Market System, as appropriate, for the Company's Common Stock.

FISCAL YEAR         QUARTER         HIGH       LOW
- - -----------     ---------------    ------     ------
   1992         First Quarter      $22.75     $16.00
                Second Quarter      18.00       9.38
                Third Quarter       13.38       9.63
                Fourth Quarter      16.88      11.75
   1993         First Quarter       18.75      13.88
                Second Quarter      20.13      13.13
                Third Quarter       16.75      13.25
                Fourth Quarter      20.00      13.13

          At April 22, 1994, there were 1,106 stockholders of record.

          The closing sale price of the Company's Common Stock on April 22, 1994 was $15.50 per share.

DIVIDENDS

          The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon, among other factors, the Company's earnings, financial condition and capital requirements.

ITEM 6. SELECTED FINANCIAL DATA

(AMOUNTS IN THOUSANDS, EXCEPT FOR STORE AND PER SHARE DATA)

                                                                                    YEAR ENDED
                                                  ------------------------------------------------------------------------------
                                                  JANUARY 30,     JANUARY 31,     FEBRUARY 2,      FEBRUARY 3,      DECEMBER 31,
                                                     1994            1993             1992             1991             1989
                                                  -----------     -----------     ------------     ------------     ------------
Net Sales.......................................   $627,063        $540,295         $542,578         $529,115         $475,210
Operating Income................................   $ 57,667        $ 24,268         $ 63,163         $ 37,056         $ 55,395
Earnings Before Income Taxes....................   $ 52,875        $ 17,408         $ 54,877         $ 27,682         $ 50,872
Net Earnings....................................   $ 31,937        $ 11,348         $ 34,215         $ 17,245         $ 30,876
Net Earnings per Common Share...................   $   1.07        $   0.37         $   1.12         $   0.52         $   0.87
Net Earnings as a Percent of Sales..............        5.1%            2.1%             6.3%             3.3%             6.5%
Average Shares Outstanding......................     29,931          30,295(1)        30,649(1)        33,480(1)        35,571(1)
Cash Dividends per Common Stock.................       None            None             None             None             None
At Year End:
Total Assets....................................   $358,133        $371,757         $396,845         $344,380         $305,696
Long-Term Debt..................................   $  3,869        $ 54,475         $ 81,567         $ 68,164         $ 14,141
Stockholders' Equity............................   $257,350        $224,447         $226,038         $190,405         $220,774
Working Capital.................................   $108,323        $105,834         $104,422         $ 54,439         $ 63,239
Current Ratio...................................        2.2             2.3              2.3              1.7              2.0
Number of Stores (End of Year)..................        237             205              193              191              190
Number of Stores Opened.........................         39              12                3               20               35
Number of Stores Closed.........................          7               0                1               19                3
Sales Square Footage............................      4,409(2)        3,869(2)         3,607            3,568            3,412
Net Sales Per Avg. Sq. Footage..................        144(3)     $    143(3)      $    151         $    152         $    152

- - ---------------

(1) Adjusted for the effect of shares issued pursuant to two stock purchase agreements in 1988 assumed outstanding under the Treasury stock method.

(2) Excludes sales square footage of four stores temporarily closed on January 17, 1994 due to the Southern California earthquake for the year ended January 30, 1994 and excludes sales square footage related to seasonal Christmas stores.

(3) Excludes space and results related to seasonal Christmas stores but includes sales and sales square footage of the four stores temporarily closed on January 17, 1994 for the year ended January 30, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JANUARY 30, 1994 ("FISCAL 1993") COMPARED TO FISCAL YEAR ENDED JANUARY 31, 1993 ("FISCAL 1992")

          Net sales for fiscal 1993 increased $86,768,000 or 16.1% from fiscal 1992. This increase was the combined result of the opening of 36 net new stores during the year and the full year operation of the twelve new stores opened in the prior year, the operation of 168 seasonal Christmas stores during the third and fourth quarters compared to 25 seasonal Christmas stores operating during the same period of the prior year and a 0.3% increase in comparable store sales. The seasonal Christmas stores accounted for 4.8 percentage points of the 16.1% net sales increase. The 0.3% comparable store sales growth achieved during the year was adversely impacted by the 2.5% decline in comparable California store sales since 64.1% of the Company's sales from year-round stores occurred within California. This decrease resulted from a combination of the continuing poor economic climate in California as well as a sales transfer effect experienced in some of those stores as a result of the Company's expansion strategy of filling in selected Southern California markets.

          Gross profit as a percentage of sales was 46.4% in fiscal 1993 compared to 47.9% in fiscal 1992. The decrease was mostly the result of a lower initial markup on beginning store inventory in the current year as a result of higher prices paid to purchase more brandname items in the prior year and was partially offset by lower markdowns taken during the year. The remainder of the decrease resulted from damaged inventory as a result of the January 1994 earthquake. Inventory shrinkage (shrinkage being the difference between the physical inventory on hand at year end and the calculated value of inventory at year end as determined by the retail inventory method) was 3.1% of sales in fiscal 1993 compared to 3.2% of sales in fiscal 1992. The gross profit percentage earned by the seasonal Christmas stores was about the same in fiscal 1993 and higher in fiscal 1992 than that earned by year-round stores during the period of time both types of stores were open. However, the gross profit percentage in the seasonal Christmas stores did not significantly affect the overall gross margin of the Company due to the small percentage of overall sales contributed by these stores in both years.

          Operating expenses consist of store, warehouse and administrative expenses. In fiscal 1993 the store expenses component of operating expenses includes $1,179,000 of earthquake expenses from the January 17, 1994 earthquake in Southern California. Fiscal 1992 operating expenses include a separate $36,646,000 warehouse write-down expense which is discussed below. Operating expenses were 37.2% of sales in fiscal 1993 compared to 43.4% of sales in fiscal 1992. Operating expenses excluding the earthquake expenses and warehouse write-down expense rose to 37.0% in fiscal 1993 from 36.6% in 1992. Store expenses increased due to an addition to the Company's insurance reserves for certain prior year workers' compensation and general liability claims as a result of increasing costs to settle these claims; a full year of lease payments for point-of-sale equipment this year compared to a partial year's payments last year; and grew as a percentage of sales because fixed occupancy costs and payroll expenses associated with the seasonal Christmas stores were higher as a percentage of sales than the same expenses for the year-round stores. Partially offsetting these increases were lower advertising expenses in the current year. Warehouse expenses fell as a percentage of sales primarily as a result of lower depreciation expense from the New Orleans distribution center resulting from its write-down to fair market value last year and the subsequent sale of the facility this year. Except for a slight increase in administrative expenses to support the temporary Christmas stores, administrative expenses as a percentage of sales remained about constant.

          Net interest expense decreased $2,068,000 or 30.1% from fiscal 1992 to fiscal 1993. Gross interest expense decreased due to a combination of lower debt levels, lower interest rates and slower amortization of the remaining fees associated with obtaining the 1991 Credit Agreement due to the extended debt maturity of such Credit Agreement as it was amended and restated in 1993. Interest income decreased because fiscal 1992 contained recognition of income upon collection of a stock purchase receivable.

          The Company's effective tax rate rose from 34.8% in fiscal 1992 to 39.6% in fiscal 1993. The higher rate in fiscal 1993 was due partially to a 1% increase in the enacted federal income tax rate as well as a smaller favorable impact on the effective tax rate from the targeted jobs tax credit which resulted from both a lower tax credit and higher pre-tax income in fiscal 1993 than in fiscal 1992. Additionally, the fiscal 1992 effective rate was benefitted from a favorable state income tax audit determination.

          The Company adopted the Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" (SFAS 109) on the first day of fiscal 1993 with no significant income statement impact. This statement supersedes APB opinion No. 11. SFAS 109 requires a change from the income to the liability method of computing deferred income taxes whereby deferred income taxes result from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

          The Company believes that a meaningful assessment of its net earnings performance requires making adjustments for certain unusual items contained in the fiscal 1993 and 1992 results. Net earnings for fiscal 1993 excluding earthquake related expenses would have been $33,776,000 or $1.13 per share as compared to net earnings for fiscal 1992 excluding the warehouse write-down expense of $35,241,000 or $1.16 per share.

FISCAL YEAR ENDED JANUARY 31, 1993 COMPARED TO FISCAL YEAR ENDED FEBRUARY 2, 1992 ("FISCAL 1991")

          Net sales for fiscal 1992 decreased $2,283,000 or 0.4% from fiscal 1991. The decline resulted from a decrease in comparable store sales of 3.9% that was partially offset by the addition of twelve new year-round stores and 25 seasonal Christmas stores which were opened, operated and closed during the fourth quarter. Without these seasonal stores, total sales would have declined by 1.2% from fiscal 1991. The decrease in comparable store sales of 3.9% was largely due to a 3.3% decline in comparable sales from California stores since 63.1% of fiscal 1992 sales from year-round stores were generated within California. This decrease was caused for similar reasons as explained for fiscal 1993 compared to fiscal 1992.

          Gross profit, as a percentage of sales was 47.9% in fiscal 1992 compared to 48.8% in fiscal 1991. Reductions in inventory shrinkage from 4.8% of sales in fiscal 1991 to 3.2% of sales in fiscal 1992 at the Company's retail stores did not fully offset higher markdowns taken in the second half of fiscal 1992 to attract additional customer traffic and to sell off aged inventory. Further, initial markups were reduced during portions of the year to purchase more brandname items. Higher gross margin percentages in seasonal stores than in year-round stores did not affect the Company's total gross margin percentage.

          Operating expenses were 43.4% of sales in fiscal 1992 compared to 37.1% in fiscal 1991. Operating expenses, excluding the warehouse write-down expense, declined to 36.6% in fiscal 1992. Store and warehouse expenses rose as a percent of sales primarily as a result of increased advertising expense and additional fixed costs associated with operating the New Orleans distribution center for a full year in fiscal 1992, compared to four months in fiscal 1991. Administrative expenses were lower as a percent of sales due largely to reductions in general insurance expenses, professional fees and bonus expense.

          The $36,646,000 warehouse write-down expense reduced the net book value of the New Orleans distribution center (warehouse and equipment). It reflected the permanent impairment in its value to the Company. Construction commenced on this facility in 1988 when prior management contemplated a major store expansion program in the eastern United States at that time. Ongoing under-utilization of the warehouse capacity was expected because of the Company's decision to initially concentrate future expansion plans mainly in western markets as well as management's intention in the fall of 1992 to investigate a sale/leaseback of the facility. A sale/leaseback was completed in October 1993 and is discussed in the section on Liquidity and Capital Resources.

          Net interest expense decreased $1,426,000 or 17.2% from fiscal 1991 to fiscal 1992. Gross interest expense decreased in the current fiscal year due to both lower debt levels and lower interest rates. Additionally, fiscal 1992 did not have the benefit from capitalized interest present in fiscal 1991 as construction on the New Orleans distribution center was completed in 1991. Interest income rose as a result of the Company's recognizing income upon collection of a stock purchase receivable.

          The Company's effective tax rate was 34.8% and 37.7% in fiscal 1992 and 1991, respectively. The lower rate in fiscal 1992 resulted from a combination of a favorable state income tax audit determination and greater impact of the federal targeted jobs tax credit on the effective tax rate due to the lower earnings before income taxes that resulted from the warehouse write-down expense. Income taxes were provided for using the income method in both fiscal 1992 and 1991.

RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

          Net return on average assets and net return on average stockholders' equity for the past three years are as follows:

                                                                                                  NET RETURN
                                                                                                  ON AVERAGE
                                                                           NET RETURN ON         STOCKHOLDERS'
           YEAR                                                           AVERAGE ASSETS            EQUITY
           ----                                                           ---------------       --------------
        Fiscal 1993.....................................................        8.8%                 13.3%
        Fiscal 1992.....................................................        3.0%                  5.0%
        Fiscal 1991.....................................................        9.2%                 16.4%

          As shown above, net return on average assets and net return on average stockholders' equity were 8.8% and 13.3%, respectively, for fiscal 1993. Excluding the earthquake expenses, net return on average assets would have been 9.2% and net return on average stockholders' equity would have been 14.0% for fiscal 1993.

          Net return on average assets increased in fiscal 1993 compared to fiscal 1992 due to both an increase in net income over the prior year and a decrease in average assets. The decrease in average assets was primarily the result of selling the New Orleans distribution center and using the proceeds to reduce debt.

          Net return on average assets and net return on average stockholders' equity were 3.0% and 5.0%, respectively, for fiscal 1992. Excluding the warehouse write-down expense, net return on average assets would have been 8.8% and net return on average stockholders' equity would have been 14.9% for fiscal 1992.

          Net return on average assets decreased in fiscal 1992 compared to fiscal 1991 due to a relatively small increase in net income over the prior year (excluding the warehouse write-down expense) coupled with an 8.6% increase in average asset base (excluding the warehouse write-down expense). The small increase in net income for fiscal 1992 over fiscal 1991 is explained in the previous section on Results of Operations. The increase in average assets in fiscal 1992 versus the previous year was due primarily to increased merchandise inventories necessary to support the opening of twelve new stores in fiscal 1992.

          Net return on average stockholders' equity increased in fiscal 1993 over fiscal 1992 due to the increase in net earnings as explained in the previous section on Results of Operations.

          Net return on average stockholders' equity decreased in fiscal 1992 compared to fiscal 1991 due to the warehouse write-down expense incurred in fiscal 1992.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's business generated substantial cash flows from operations which have been sufficient to provide for all of its fiscal 1993 and 1992 capital expenditures, as well as meet all of its current liabilities in both years. During fiscal 1993, the Company sold excess property from two of its stores and applied the proceeds to open two new stores. Additionally, the Company sold and leased back its New Orleans distribution center as discussed in more detail later in this section. The Company's demand for borrowed funds is determined, in part, by the seasonality of its inventory investment relative to the seasonality of its sales, as well as the magnitude and timing of its capital expenditure programs.

          Working Capital was $108,323,000 at January 30, 1994 compared to $105,834,000 at January 31, 1993. Inventory levels increased to service the Company's store growth and cash was used to repay the term loan outstanding at the beginning of the year. The Company's usual year end income tax payable was eliminated as a result of selling the New Orleans distribution center in October 1993 and recognizing as an ordinary loss for income tax purposes the impairment in value provided for in the financial statements in fiscal 1992. The sales tax payable increased as a result of waiting until after year end to make the payment of California sales tax collected during December.

          Net cash flows from operating activities were $23,816,000 in fiscal 1993 and $25,225,000 in fiscal 1992. Part of these funds were used to acquire ownership or leasehold interests for selected stores, to construct leasehold improvements and acquire fixtures and equipment for the Company's new year-round stores, 39 in fiscal 1993 and 12 in fiscal 1992, and to renovate some of the Company's existing retail locations. The total cost to acquire, improve and fixturize the Company's 39 fiscal 1993 new and relocation sites was approximately $24,000,000. Of this amount, $2,607,000 was funded from the sale of excess land at two stores. The average cost to improve and fixturize each of these 39 sites was approximately $435,000. The cost to acquire, improve and fixturize the twelve new sites opened in fiscal 1992 was $4,884,000 with the average improvement and fixturization costs for each of those twelve stores being approximately $357,000.

          During fiscal 1993, the Company sold all its interest in the New Orleans distribution center (both real and personal) for $23,463,000, the net book value of the interests sold. The net proceeds, after transaction costs, were used to repay term debt. The Company immediately leased back the fully equipped distribution center. This transaction significantly reduced bank debt and will improve the liquidity of the Company in fiscal 1994 since elimination of the federal and state income tax payments usually made by the Company on the original due dates of its income tax returns as explained previously in this section will exceed the annual lease payments. Beyond fiscal 1994, the lease creates a demand on the liquidity of the Company by the amount of the annual lease payments which is expected to be met from operating income.

          In fiscal 1993 and 1992, the Company repurchased 55,100 and 831,500 shares of its Common Stock, respectively, in open market transactions at an average cost of $15.02 and $10.38 per share, respectively. The fiscal 1993 repurchases were part of a

1,500,000 share repurchase program authorized during the fourth quarter of fiscal 1993 by the Board of Directors. Repurchases under the 1,500,000 share program will continue during fiscal 1994 if and when market prices warrant such repurchases in the Board of Directors' opinion. Finally, in fiscal 1992 the Company repurchased 250,000 shares of its Common Stock in a private transaction at $21.50 per share, which was less than the fair market value on the date the agreement was reached and cancelled certain option rights.

          In fiscal 1994, the Company plans to open approximately 40 new stores and expects to continue at this level of expansion in the future. The cost to improve and fixturize these stores is expected to be similar to the $435,000 per store spent during fiscal 1993. While the Company prefers to lease new store locations, it is prepared to acquire ownership or leasehold interests when necessary to acquire desirable locations. The Company cannot predict all of the fiscal 1994 store locations that might require purchase of ownership or leasehold interests. The cost of acquiring leasehold interests generally range between $200,000 and $1,000,000 depending upon the terms of the underlying lease, but the cost of acquiring an ownership interest is unique to the property acquired. The fiscal 1994 capital expenditure program is expected to be financed with internally generated funds and a portion of the inventories for these stores will be financed with the Company's existing revolving lines of credit.

          The Company opened 168 seasonal Christmas stores in fiscal 1993 and 25 in fiscal 1992. Capital expenditures for these stores approximated $114,000 in fiscal 1993 and nothing in fiscal 1992. Future development of this concept has been placed on hold because the Company believes it would be difficult to earn greater pre-tax profit contributions as a percentage of sales from these stores than it can from the year-round stores. There are no future liquidity needs as the leases have all expired and staffing requirements were met with seasonal employees.

          The Company believes its present committed revolving line of credit is adequate to meet any seasonal or temporary liquidity needs that cannot be met with cash flows from operating activities. At January 30, 1994, $109,891,000 was available to be borrowed under the committed revolving line of credit. The Company uses uncommitted lines of credit, when available, to reduce its costs of borrowing. There was $34,900,000 of outstanding revolving debt at January 30, 1994 of which $22,000,000 and $12,900,000 was outstanding under the committed and uncommitted lines of credit, respectively, and no revolving debt was outstanding at January 31, 1993. The $76,667,000 of term debt outstanding at January 31, 1993 was paid off during fiscal 1993. See Note 2 to Consolidated Financial Statements.

          The Company's current ratio was 2.21 and 2.30 at January 30, 1994 and January 31, 1993, respectively. The total debt to equity ratio was reduced by
20.9 percentage points from 36.0% at the end of fiscal 1992 to 15.1% at the end of fiscal 1993.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Except for the following Selected Quarterly Data, the financial statements and related financial information required to be filed hereunder are indexed on Page F-1 of this report and are incorporated herein by reference.

SELECTED QUARTERLY DATA (UNAUDITED)

                                                                                                        NET EARNINGS
                                                                                             NET           (LOSS)
                                                                   NET         GROSS       EARNINGS      PER COMMON
                                                                  SALES        PROFIT       (LOSS)         SHARE
                                                                 --------     --------     --------     ------------
                                                                  (AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
1993
Quarter Ended May 2..........................................    $126,697     $ 58,564     $  5,887        $ 0.20
  August 1...................................................     116,081       54,104        2,053          0.07
  October 31.................................................     140,581       65,712        3,598          0.12
  January 30, 1994...........................................     243,704      112,755       20,399          0.68(1)
                                                                 --------     --------     --------     ---------
                                                                 $627,063     $291,135     $ 31,937        $ 1.07
                                                                 --------     --------     --------     ---------
                                                                 --------     --------     --------     ---------
1992
Quarter Ended May 3..........................................    $114,098     $ 55,970     $  5,413        $ 0.18
  August 2...................................................     108,783       51,922        2,711          0.09
  November 1.................................................     119,976       56,857      (19,927)        (0.66)(2)
  January 31, 1993...........................................     197,438       94,042       23,151          0.78
                                                                 --------     --------     --------     ---------
                                                                 $540,295     $258,791     $ 11,348        $ 0.37(3)
                                                                 --------     --------     --------     ---------
                                                                 --------     --------     --------     ---------

- - ---------------

(1) A pre-tax charge of $3,046 for operating expenses and inventory write-off related to the January 17, 1994 Southern California earthquake is included in the quarter ended January 30, 1994. The effect of this charge was to reduce the quarterly net earnings per share by $0.06.

(2) The loss for the quarter ended November 1, 1992 includes warehouse write-down expense of $36,646 which represents the difference between the net book value and the estimated net realizable value of the New Orleans distribution center due to the Company's continued and planned under-utilization of the facility. Net earnings, excluding this warehouse write-down expense, would have been $2,977 or $0.10 per share.

(3) The Company repurchased 831,500 shares of its common stock in the third quarter of fiscal 1992. This resulted in a dilution of the quarterly weighted average shares outstanding and, as such, the sum of the quarterly earnings per share exceeds annual earnings per share by $0.02.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Pursuant to General Instruction G(3) to Form 10-K, the information required by Items 10-13 of Part III of Form 10-K is incorporated herein by reference from the Company's definitive proxy materials to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's most recent fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)(1) FINANCIAL STATEMENTS. Reference is made to the Index to Financial Statements and Schedules of the Company on page F-1 of this Annual Report on Form 10-K.

 (a)(2) FINANCIAL STATEMENT SCHEDULES. Reference is made to the Index to Financial Statements and Schedules of the Company on page F-1 of this Annual Report on Form 10-K.

 (a)(3) EXHIBITS. The following documents are exhibits to this Annual Report on Form 10-K.

      NUMBER                                            DESCRIPTION
      ------    --------------------------------------------------------------------------------------------
       3.1      Certificate of Incorporation of the Company, as amended, filed as Exhibit 6.1 to the
                Company's Registration Statement on Form 8-A dated May 22, 1992 and incorporated herein by this reference.
       3.2      By-Laws of the Company, as amended, filed as Exhibit 6.2 to the Company's Registration
                Statement on Form 8-A dated May 22, 1992 and incorporated herein by this reference.
      10.1      Incentive Stock Option Plan filed as Exhibit A to the Company's definitive Proxy Statement for 1982 and incorporated herein by this reference.
      10.2      Amendment to Incentive Stock Option Plan filed as Exhibit 10.2 to the Company's Annual
                Report on Form 10-K for the fiscal year ended February 2, 1992 and incorporated herein by this reference.
      10.3      Common Stock Incentive Plan filed as Appendix C to the Company's definitive Proxy Statement for 1979 and incorporated herein by this reference.
      10.4      Amendment to the Common Stock Incentive Plan filed as Exhibit 10.3(3) to the Company's
                Annual Report on Form 10-K for fiscal year ended December 31, 1982 and incorporated herein by this reference.
      10.5      Amendment to the Common Stock Incentive Plan filed as Exhibit 10.5 to the Company's Annual
                Report on Form 10-K for the fiscal year ended February 2, 1992 and incorporated herein by this reference.
      10.6      Non-Qualified Stock Option Agreement dated December 26, 1985 filed as Exhibit 10.3(3) to the
                Company's Annual Report on Form 10-K for fiscal year ended December 31, 1985 and incorporated herein by this reference.
      10.7      Form of Amended Stock Option Agreement used in connection with the Incentive Stock Option
                Plan filed as Exhibit 10.6(1) to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1989 and transition period ended January 28, 1990 and incorporated herein by this reference.
      10.8      Form of Restricted Stock Agreement used in connection with the Incentive Stock Option Plan filed as Exhibit 10.6(2) to the Company's Annual Report on Form 10-K for fiscal year ended
                December 31, 1989 and transition period ended January 28, 1990 and incorporated herein by this reference.
      10.9      1990 Employee Stock Incentive Plan filed as Annex B to the Company's definitive Proxy
                Statement for the 1990 Annual Meeting of Stockholders and incorporated herein by this reference.
      10.10     Amendments No. 1 and No. 2 to 1990 Employee Stock Incentive Plan filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1992 and incorporated herein by this reference.
      10.11     Form of Stock Option Agreement used in connection with the 1990 Employee Stock Incentive
                Plan for options subject to staggered vesting filed as Exhibit 10.8 to the Company's Annual
                Report on Form 10-K for fiscal year ended February 3, 1991 and incorporated herein by this reference.

      NUMBER                                            DESCRIPTION
      ------    --------------------------------------------------------------------------------------------
      10.12     Form of Stock Option Agreement used in connection with the 1990 Employee Stock Incentive
                Plan for immediately exercisable options filed as Exhibit 10.9 to the Company's Annual
                Report on Form 10-K for fiscal year ended February 3, 1991 and incorporated herein by this reference.
      10.13     Form of Restricted Stock Agreement used in connection with the 1990 Employee Stock Incentive
                Plan filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for fiscal year ended February 3, 1991 and incorporated herein by this reference.
      10.14     Stock Option Agreement dated December 6, 1990 between the Company and Peter S. Willmott filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for fiscal year ended
                February 3, 1991 and incorporated herein by this reference.
      10.15     Stock Option Plan for Non-Employee Directors filed as Annex B to the Company's definitive
                Proxy Statement for the Annual Meeting of Stockholders held in 1992 and incorporated herein by this reference.
      10.16     Employment Agreement dated November 12, 1990 between the Company and Leonard S. Williams filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for fiscal year ended
                February 3, 1991 and incorporated herein by this reference.
      10.17     Amendment No. 1 to Employment Agreement dated November 12, 1990 between the Company and
                Leonard S. Williams dated as of February 3, 1992 filed as Exhibit 10.18 to the Company's
                Annual Report on Form 10-K for the fiscal year ended February 2, 1992 and incorporated herein by this reference.
      10.18     Amendment No. 2 to Employment Agreement between the Company and Leonard S. Williams dated as of January 31, 1994.
      10.19     Employment Agreement between the Company and Richard N. Lodwick dated as of January 31,
                1994
      10.20     Employment Agreement dated as of September 25, 1992 between the Company and Mark J. Miller filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for fiscal year ended
                January 31, 1993 and incorporated herein by this reference.
      10.21     Amendment No. 1 to the Employment Agreement between the Company and Mark J. Miller dated as of January 31, 1994.
      10.22     Promissory Note of Mark J. Miller dated September 25, 1992 in favor of the Company in the principal amount of $30,000 filed as Exhibit 10.22 to the Company's Annual Report on Form
                10-K for fiscal year ended January 31, 1993 and incorporated herein by this reference.
      10.23     Employment Agreement dated as of January 31, 1994 between the Company and Philip L. Carter.
      10.24     Employment Agreement dated as of August 4, 1993 between the Company and Patricia J. Wehner.
      10.25     Lease dated August 1, 1988 between the Company, the City of New Orleans, State of Louisiana
                Inc., and the City of New Orleans, Louisiana Industrial Development Board re New Orleans
                Distribution Center filed as Exhibit 10.5(1) to the Company's Annual Report on Form 10-K for
                fiscal year ended January 1, 1989 and incorporated herein by this reference.
      10.26     Amended and Restated Credit Agreement dated as of October 5, 1993 among the Company, West
                Coast Liquidators, Inc., PNS Stores, Inc., the lenders listed therein and Bank of America
                National Trust and Savings Association, as Administrative Agent, and Continental Bank, as
                Co-Agent.
      10.27     Lease dated as of September 25, 1993 between TriNet Essential Facilities X, Inc. and West
                Coast Liquidators, Inc.
      10.28     Settlement Agreement dated August 9, 1990 among the Company, Batchelder Co., DHB Partners,
                L.P., David H. Batchelder, Batchelder & Partners, Inc. and Girard Partners, L.P. filed as
                Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended February
                3, 1991 and incorporated herein by this reference.
      10.29     Master Lease dated December 27, 1991 between the Company and Comdisco, Inc. filed as Exhibit
                10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1992 and incorporated herein by this reference.
      22.1      Subsidiaries of Company.
      24.1      Consent of Independent Auditors.

 (b) The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended January 30, 1994.

 (c) Copies of Exhibits 10.18, 10.19, 10.21, 10.23, 10.24, 10.26, 10.27, 22.1
     and 24.1 are attached hereto. Reference is made to the Exhibit Index for an indication of the availability of other exhibits identified at Item 14(a)(3) above.

 (d) Not applicable.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 1994

                                       MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC.

                                       By:    /s/  LEONARD S. WILLIAMS
                                       ----------------------------------------
                                                   Leonard S. Williams
                                          President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant and in the capacities and on the date indicated.

April 29, 1994                                /s/  LEONARD S. WILLIAMS
                                       ----------------------------------------
                                                   Leonard S. Williams
                                     President, Chief Executive Officer and Director
                                               (Principal Executive Officer)

April 29, 1994                                 /s/  PHILIP L. CARTER
                                       ----------------------------------------
                                                    Philip L. Carter
                                   Executive Vice President and Chief Financial Officer
                                  (Principal Financial Officer and Principal Accounting
                                                        Officer)

April 29, 1994                                  /s/  PETER S. WILLMOTT
                                       ----------------------------------------
                                                     Peter S. Willmott
                                                  Chairman of the Board

April 29, 1994                                  /s/  DAVID H. BATCHELDER
                                       ----------------------------------------
                                                     David H. Batchelder
                                                          Director

April 29, 1994                                   /s/  BRUCE E. KARATZ
                                       ----------------------------------------
                                                      Bruce E. Karatz
                                                          Director

April 29, 1994                                    /s/  ANTHONY LUISO
                                       ----------------------------------------
                                                       Anthony Luiso
                                                          Director

April 29, 1994                                   /s/  RONALD P. SPOGLI
                                       ----------------------------------------
                                                      Ronald P. Spogli
                                                          Director

April 29, 1994                                    /s/  BILL M. THOMAS
                                       ----------------------------------------
                                                       Bill M. Thomas
                                                          Director

April 29, 1994                                /s/  JAMES J. ZEHENTBAUER
                                       ----------------------------------------
                                                   James J. Zehentbauer
                                                          Director

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                    MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES*

                                                                                                         PAGE
                                                                                                         ----
Independent Auditors' Report...........................................................................   F-2
Consolidated balance sheets -- January 30, 1994, and January 31, 1993..................................   F-3
Consolidated statements of earnings -- years ended January 30, 1994, January 31, 1993, and February 2,
  1992.................................................................................................   F-4
Consolidated statements of stockholders' equity -- years ended January 30, 1994, January 31, 1993, and
  February 2, 1992.....................................................................................   F-5
Consolidated statements of cash flows -- years ended January 30, 1994, January 31, 1993, and February
  2, 1992..............................................................................................   F-6
Notes to consolidated financial statements.............................................................   F-7
Schedule II -- Amounts Receivable From Employees Other than Related Parties............................  F-13
Schedule V -- Property, Equipment and Improvements.....................................................  F-14
Schedule VI -- Accumulated Depreciation and Amortization of Property, Equipment and Improvements.......  F-15
Schedule IX -- Short-Term Borrowings...................................................................  F-16
Schedule X -- Supplementary Income Statement Information...............................................  F-17

- - ---------------

* Schedules other than those listed above have been omitted because they are not applicable or because the required information is shown in the consolidated financial statements or notes to consolidated financial statements.

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of
Mac Frugal's Bargains o Close-outs Inc.
Dominguez, California

          We have audited the accompanying consolidated balance sheets of Mac Frugal's Bargains o Close-outs Inc. and subsidiaries as of January 30, 1994 and January 31, 1993 and the related consolidated statements of earnings, stockholders' equity and cash flows for the years ended January 30, 1994, January 31, 1993 and February 2, 1992. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mac Frugal's Bargains o Close-outs Inc. and subsidiaries at January 30, 1994 and January 31, 1993 and the results of their operations and their cash flows for the years ended January 30, 1994, January 31, 1993 and February 2, 1992, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

          As discussed in Note 1 to the financial statements, the Company changed its method of accounting for income taxes in 1993.

DELOITTE & TOUCHE

Los Angeles, California
March 15, 1994

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT PAR VALUE)

                                     ASSETS

                                                                               JANUARY 30, 1994       JANUARY 31, 1993
                                                                               ----------------       ----------------
Current Assets:
  Cash and cash equivalents..................................................      $  1,015               $ 21,820
  Merchandise inventories....................................................       181,755                147,575
  Other currents assets......................................................        15,114                 18,111
                                                                               ----------------       ----------------
     Total current assets....................................................       197,884                187,506
Property, Equipment and Improvements (Notes 5, 10 and 12):
  Land.......................................................................        27,109                 25,452
  Building and improvements..................................................        71,784                 86,214
  Automobiles and trucks.....................................................         2,778                  2,821
  Furniture, fixtures and equipment..........................................        75,797                 77,762
  Leasehold improvements.....................................................        64,843                 54,157
  Construction in progress...................................................         1,137                    167
                                                                               ----------------       ----------------
                                                                                    243,448                246,573
  Less: Accumulated depreciation and amortization............................       (89,628)               (81,780)
                                                                               ----------------       ----------------
                                                                                    153,820                164,793
  Deferred Income Tax Asset (Note 4).........................................         1,252                 12,753
  Deferred Financing Costs and Other Assets (Note 2).........................         5,177                  6,705
                                                                               ----------------       ----------------
          Total Assets.......................................................      $358,133               $371,757
                                                                               ----------------       ----------------
                                                                               ----------------       ----------------
                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Loan payable to bank (Note 2)................................................      $ 34,900               $     --
Current portion of long-term debt (Notes 2 and 5)............................            97                 26,420
Accounts payable.............................................................        13,444                 10,572
Accrued expenses (Note 3)....................................................        31,726                 27,772
Income taxes payable (Note 4)................................................            --                 14,717
Sales tax payable............................................................         9,394                  2,191
                                                                               ----------------       ----------------
     Total current liabilities...............................................        89,561                 81,672
Long-Term Debt (Notes 2 and 5)...............................................         3,869                 54,475
Deferred Income Taxes (Note 4)...............................................         7,353                 11,163
Commitments (Notes 2, 9 and 11)
Stockholders' Equity (Notes 2, 6 and 7):
Preferred stock, $1 par value; authorized, 500 shares; issued, none
Common stock, $.02778 par value; authorized, 100,000 shares; issued 29,727
  shares (1993) and 30,423 shares (1992).....................................           825                    845
Additional paid-in capital...................................................         1,319                     62
Retained earnings............................................................       256,033                232,170
                                                                               ----------------       ----------------
                                                                                    258,177                233,077
Less: Treasury stock, at cost, 55 shares (1993) and 832 shares (1992)........          (827)                (8,630)
                                                                               ----------------       ----------------
     Total Stockholders' Equity..............................................       257,350                224,447
                                                                               ----------------       ----------------
          Total Liabilities and Stockholders' Equity.........................      $358,133               $371,757
                                                                               ----------------       ----------------
                                                                               ----------------       ----------------

                See Notes to Consolidated Financial Statements.

            MAC FRUGALS' BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                             YEAR ENDED
                                                                             -------------------------------------------
                                                                             JANUARY 30,     JANUARY 31,     FEBRUARY 2,
                                                                                1994            1993            1992
                                                                             -----------     -----------     -----------
Net Sales..................................................................   $ 627,063       $ 540,295       $ 542,578
Cost of Sales..............................................................     335,928         281,504         277,879
                                                                             -----------     -----------     -----------
Gross Profit...............................................................     291,135         258,791         264,699
                                                                             -----------     -----------     -----------
Expenses:
  Store expenses...........................................................     180,008         150,304         145,328
  Warehouse and administrative expenses....................................      53,460          47,573          56,208
  Warehouse write-down expense (Note 10)...................................          --          36,646              --
                                                                             -----------     -----------     -----------
          Total Expenses...................................................     233,468         234,523         201,536
                                                                             -----------     -----------     -----------
Operating Income...........................................................      57,667          24,268          63,163
Interest expense, net (Note 2).............................................       4,792           6,860           8,286
                                                                             -----------     -----------     -----------
Earnings Before Income Taxes...............................................      52,875          17,408          54,877
Income Taxes (Note 4)......................................................      20,938           6,060          20,662
                                                                             -----------     -----------     -----------
Net Earnings...............................................................   $  31,937       $  11,348       $  34,215
                                                                             -----------     -----------     -----------
                                                                             -----------     -----------     -----------
Average Shares Outstanding.................................................      29,931          30,295          30,649
                                                                             -----------     -----------     -----------
                                                                             -----------     -----------     -----------
Net Earnings Per Common Share..............................................   $    1.07       $    0.37       $    1.12
                                                                             -----------     -----------     -----------
                                                                             -----------     -----------     -----------
Dividends Per Common Share.................................................        None            None            None

                See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                   COMMON STOCK     ADDITIONAL                 TREASURY STOCK      RECEIVABLE UNDER
                                  ---------------    PAID-IN     RETAINED    -------------------    STOCK PURCHASE
                                  SHARES   AMOUNT    CAPITAL     EARNINGS    SHARES     AMOUNT        AGREEMENT        TOTAL
                                  ------   ------   ----------   ---------   -------   ---------   ----------------   --------
BALANCE, February 3, 1991.......  39,896   $1,109    $ 13,283    $ 287,113     9,382   $(107,315)      $ (3,785)      $190,405
  Exercise of stock options.....     126        3       1,272                                                            1,275
  Increase in purchase price
     under stock purchase
     agreement..................                          357                                              (357)
  Restricted stock amortization
     and lapse of
     restrictions...............                          143                                                              143
  Restricted stock cancelled....      (6)
  Net earnings for the year.....                                    34,215                                              34,215
                                  ------   ------   ----------   ---------   -------   ---------   ----------------   --------
BALANCE, February 2, 1992.......  40,016    1,112      15,055      321,328     9,382    (107,315)        (4,142)       226,038
  Exercise of stock options.....      42        1         539                                                              540
  Increase in purchase price
     under stock purchase
     agreement..................                           12                                               (12)
  Redemption of stock issued
     under September 15, 1988
     stock purchase agreement...    (250)      (7)     (5,368)                                            4,154         (1,221)
  Cancellation of option
     rights.....................                       (3,279)                                                          (3,279)
  Recognition of interest income
     upon collection of
     September 15, 1988 stock
     purchase receivable........                         (481)                                                            (481)
  Non-cash compensation
     expense....................                          132                                                              132
  Restricted stock cancelled....      (3)
  Treasury stock retired........  (9,382)    (261)     (6,548)    (100,506)   (9,382)    107,315
  Purchase of Treasury stock, at
     cost.......................                                                 832      (8,630)                       (8,630)
  Net earnings for the year.....                                    11,348                                              11,348
                                  ------   ------   ----------   ---------   -------   ---------   ----------------   --------
BALANCE, January 31, 1993.......  30,423      845          62      232,170       832      (8,630)            --        224,447
  Exercise of stock options.....     136        3       1,715                                                            1,718
  Non-cash compensation
     expense....................                           75                                                               75
  Treasury stock retired........    (832)     (23)       (533)      (8,074)     (832)      8,630
  Purchase of Treasury stock, at
     cost.......................                                                  55        (827)                         (827)
  Net earnings for the year.....                                    31,937                                              31,937
                                  ------   ------   ----------   ---------   -------   ---------   ----------------   --------
BALANCE, January 30, 1994.......  29,727   $  825    $  1,319    $ 256,033        55   $    (827)      $     --       $257,350
                                  ------   ------   ----------   ---------   -------   ---------   ----------------   --------
                                  ------   ------   ----------   ---------   -------   ---------   ----------------   --------

                See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                             YEAR ENDED
                                                                           ----------------------------------------------
                                                                           JANUARY 30,      JANUARY 31,      FEBRUARY 2,
                                                                               1994             1993             1992
                                                                           ------------     ------------     ------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
  Cash received from customers...........................................   $   627,063      $   540,295      $   542,578
  Cash paid to suppliers and employees...................................      (577,081)        (482,883)        (487,941)
  Income taxes paid......................................................       (21,091)         (24,411)          (7,274)
  Interest paid (net of amount capitalized)..............................        (5,774)          (8,494)          (8,814)
  Interest received......................................................           699              718              708
                                                                           ------------     ------------     ------------
     Net cash provided by operating activities...........................        23,816           25,225           39,257
Cash flows from investing activities:
  Capital expenditures...................................................       (29,365)         (15,264)          (9,118)
  Proceeds from sale of fixed assets.....................................        25,883            2,432              141
                                                                           ------------     ------------     ------------
     Net cash used in investing activities...............................        (3,482)         (12,832)          (8,977)
Cash flows from financing activities:
  Payment of long-term debt..............................................       (76,814)         (19,776)         (82,863)
  Repurchase of Treasury stock...........................................          (827)          (8,630)              --
  Redemption of stock subject to stock purchase agreement and
     cancellation of certain option rights...............................            --           (4,500)              --
  Proceeds from sale of stock options....................................         1,718              540            1,275
  Net borrowings (repayments) under line of credit agreement.............        34,900               --          (40,000)
  Proceeds from issuance of long-term debt...............................                             --          115,000
  Other (net)............................................................          (116)             310             (459)
                                                                           ------------     ------------     ------------
     Net cash used in financing activities...............................       (41,139)         (32,056)          (7,047)
                                                                           ------------     ------------     ------------
     (Decrease) increase in cash and cash equivalents....................       (20,805)         (19,663)          23,233
Cash and cash equivalents, beginning of period...........................        21,820           41,483           18,250
                                                                           ------------     ------------     ------------
Cash and cash equivalents, end of period.................................   $     1,015      $    21,820      $    41,483
                                                                           ------------     ------------     ------------
                                                                           ------------     ------------     ------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income...............................................................   $    31,937      $    11,348      $    34,215
Adjustments to reconcile net income to net cash provided by operating activities:
  Warehouse write-down expense...........................................            --           36,646               --
  Depreciation and amortization..........................................        15,380           17,293           15,208
  Recognition of interest income upon collection of September 15, 1988
     stock purchase receivable...........................................            --             (481)              --
  (Gain) loss on sale of fixed assets....................................          (924)            (658)              61
  Non-cash compensation expense..........................................            75              132              143
  Changes in assets and liabilities:
     Increase in inventory...............................................       (34,180)         (17,018)         (28,972)
     Decrease (increase) in other assets.................................         4,525           (5,253)          (6,552)
     Decrease (increase) in deferred income tax asset....................        11,501          (12,753)              --
     Increase (decrease) in accounts payable, accrued expenses and sales
      tax payable........................................................        14,029           (4,438)           9,783
     (Decrease) increase in income taxes payable.........................       (14,717)             191           14,526
     (Decrease) increase in deferred income taxes........................        (3,810)             216              845
                                                                           ------------     ------------     ------------
                                                                                 (8,121)          13,877            5,042
                                                                           ------------     ------------     ------------
                                                                            $    23,816      $    25,225      $    39,257
                                                                           ------------     ------------     ------------
                                                                           ------------     ------------     ------------

                See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      YEARS ENDED JANUARY 30, 1994, JANUARY 31, 1993 AND FEBRUARY 2, 1992

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Consolidation

          Mac Frugal's Bargains o Close-outs Inc. (formerly Pic 'N' Save Corporation) and its wholly-owned subsidiaries (the Company) operate a chain of 237 retail stores which offer a broad range of new close-out merchandise on a self-service, cash-and-carry basis.

          The consolidated financial statements include the accounts of Mac Frugal's Bargains o Close-outs Inc. and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

  Cash and Cash Equivalents

          All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.

  Merchandise Inventories

          Merchandise inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method for individual items of warehouse stock and by the retail inventory method for retail stores.

  Property, Equipment and Improvements

          Property, equipment and improvements are recorded at cost unless the Company determines there has been a permanent impairment in value (Note 10). Depreciation and amortization are provided by the straight-line method over the estimated useful lives of the property.

  Deferred Expenses

          The Company capitalizes costs associated with opening new store and warehouse facilities and amortizes these over six and twenty-four months, respectively.

  Income Taxes

          The Company changed its method of accounting for income taxes, effective February 1, 1993, to conform with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". The change had no significant income statement impact. The Company provides for deferred income taxes under the asset and liability method, whereby deferred income taxes result from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. For prior years, amounts provided for income taxes were based on income reported for financial statement purposes. Deferred income taxes were provided for timing differences as certain income and expense items were reported for financial statement purposes in periods different from the periods in which such items were recognized for tax purposes.

  Capitalization of Interest

          The Company has capitalized interest costs associated with the construction of a new distribution center (Note 10) during the period of construction in accordance with Statement of Financial Accounting Standards No.
34. Interest was capitalized using the Company's weighted average interest rate. Capitalization of interest ceased when construction was completed in September 1991.

  Fiscal Year

          The Company's fiscal year ends on the Sunday nearest January 31 and contains 52 weeks.

  Earnings per Common Share

          Earnings per Common Share is based on the weighted average number of Common shares and Common Stock equivalents (stock options) outstanding, adjusted for the effect of the shares sold under a purchase agreement (Note 7) of 58,258 shares (1992) utilizing the Treasury stock method.

  Reclassifications

          Certain reclassifications have been made to prior year amounts to conform to current year presentation.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES

      YEARS ENDED JANUARY 30, 1994, JANUARY 31, 1993 AND FEBRUARY 2, 1992

NOTE 2 -- BANK BORROWINGS AND INTEREST:

          In October 1993, the Company repaid its then outstanding term loan and amended its credit agreement (the Current Agreement) with its syndicate of banks. The Current Agreement includes an annually renewable unsecured three-year $150,000,000 revolving loan for seasonal working capital needs, with a $50,000,000 sublimit for commercial and standby letters of credit. The Current Agreement contains certain restrictive covenants requiring the Company to maintain certain financial ratios and limits the payment of dividends based on a formula. At January 30, 1994, $21,171,000 of retained earnings were unrestricted as to the declaration of cash dividends and the acquisition of Common Stock by the Company. Interest rates are prime, LIBOR plus 5/8%, or negotiated at the Company's option. At January 30, 1994, the Company had outstanding borrowings of $22,000,000 under the Current Agreement.

          The Company's credit agreement, before the current amendment, (the Secured Agreement) provided for a secured five-year $115,000,000 term loan and a secured five-year $60,000,000 revolving loan for seasonal working capital needs and commercial and standby letters of credit. Related to the Secured Agreement, the Company paid approximately $8,386,000 in financing fees which the Company is amortizing over five years. At January 31, 1993, the Company had outstanding borrowings of $76,667,000 under the term loan of the Secured Agreement (Note 5) and had no outstanding borrowings under the revolving loan of the Secured Agreement.

          The Company also has $40,000,000 of unsecured, uncommitted short-term line of credit facilities with three individual banks. Under the terms of the Current Agreement, only $30,000,000 may be outstanding under these facilities at one time. Interest rates are negotiated. At January 30, 1994 and January 31, 1993, $12,900,000 and $0 were outstanding under these facilities, respectively. Interest rates ranged between 3.25% and 3.50% on outstanding borrowings at January 30, 1994.

          Commitments under outstanding letters of credit amounted to $18,109,000 and $13,418,000 at January 30, 1994 and January 31, 1993,
respectively.

          Net interest is summarized as follows (in thousands):

                                                                                   YEAR ENDED
                                                                 -----------------------------------------------
                                                                 JANUARY 30,       JANUARY 31,       FEBRUARY 2,
                                                                    1994              1993              1992
                                                                 -----------       -----------       -----------
        Expense................................................    $ 5,436           $ 8,059           $ 8,994
        Income.................................................       (644)           (1,199)             (708)
                                                                 -----------       -----------       -----------
        Net Interest...........................................    $ 4,792           $ 6,860           $ 8,286
                                                                 -----------       -----------       -----------
                                                                 -----------       -----------       -----------

NOTE 3 -- ACCRUED EXPENSES:

          Accrued expenses are comprised of the following (in thousands):

                                                                               JANUARY 30,       JANUARY 31,
                                                                                  1994              1993
                                                                               -----------       -----------
        Insurance............................................................    $16,898           $15,213
        Profit sharing (Note 8)..............................................        961             1,376
        Percentage rent......................................................        864             1,588
        Salaries.............................................................      2,748             2,118
        Other expenses.......................................................     10,255             7,477
                                                                               -----------       -----------
                                                                                 $31,726           $27,772
                                                                               -----------       -----------
                                                                               -----------       -----------

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES

      YEARS ENDED JANUARY 30, 1994, JANUARY 31, 1993 AND FEBRUARY 2, 1992


NOTE 4 -- INCOME TAXES:

          The provision for income taxes includes the following (in thousands):

                                                                                   YEAR ENDED
                                                                 -----------------------------------------------
                                                                 JANUARY 30,       JANUARY 31,       FEBRUARY 2,
                                                                    1994              1993              1992
                                                                 -----------       -----------       -----------
        Current:
          Federal..............................................    $ 5,048          $  18,107          $18,209
          State................................................      1,571              5,077            4,864
                                                                 -----------       -----------       -----------
                                                                     6,619             23,184           23,073
        Deferred:
          Federal..............................................     11,649            (13,247)          (1,756)
          State................................................      2,670             (3,877)            (655)
                                                                 -----------       -----------       -----------
                                                                    14,319            (17,124)          (2,411)
                                                                 -----------       -----------       -----------
                                                                   $20,938          $   6,060          $20,662
                                                                 -----------       -----------       -----------
                                                                 -----------       -----------       -----------


          The Company's effective tax rate differs from the statutory federal income tax rate as follows:

                                                                                    YEAR ENDED
                                                                    -------------------------------------------
                                                                    JANUARY 30,     JANUARY 31,     FEBRUARY 2,
                                                                       1994            1993            1992
                                                                    -----------     -----------     -----------
        Statutory federal tax rate................................       35.0%           34.0%           34.0%
        State income tax net of federal benefit...................        5.4             4.0             5.1
        Rate benefit from federal targeted jobs tax credit........        (.4)           (1.9)           (1.0)
        Other, net................................................        (.4)           (1.3)           (0.4)
                                                                    -----------     -----------     -----------
                                                                         39.6%           34.8%           37.7%
                                                                    -----------     -----------     -----------
                                                                    -----------     -----------     -----------


          The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes", effective February 1, 1993 with no significant income statement impact. This statement supersedes APB Opinion No. 11.

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

          On August 10, 1993 legislation was enacted that retroactively increased the maximum corporate income tax rate to 35%. The increased income tax rate was retroactive to January 1, 1993. The effect of the rate increase on the Company's accumulated deferred income taxes are deemed immaterial.

          Significant components of the Company's net deferred tax liability as of January 30, 1994 are as follows (in thousands):

            Deferred Tax Assets:
              Inventories..............................................................  $  5,238
              State Franchise Taxes....................................................    (1,477)
              Insurance Reserves.......................................................     1,020
              Deferred Expenses........................................................       965
              Other....................................................................       692
                                                                                         --------
                                                                                            6,438
                                                                                         --------
            Deferred Tax Liability:
              Excess of Tax Over Book Depreciation.....................................   (15,976)
              Insurance Reserves.......................................................     6,469
              Other....................................................................     2,154
                                                                                         --------
                                                                                           (7,353)
                                                                                         --------
            Net Deferred Tax Liability.................................................  $   (915)
                                                                                         --------
                                                                                         --------

          The Company provided no valuation allowance against the deferred tax assets recorded as of January 30, 1994.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES

      YEARS ENDED JANUARY 30, 1994, JANUARY 31, 1993 AND FEBRUARY 2, 1992

          Other current assets on the balance sheet at January 30, 1994 includes current deferred tax assets of $5,186,000 and current refundable taxes of $927,000.

NOTE 5 -- LONG-TERM DEBT:

          Long-term debt consists of the following (in thousands):

                                                                                JANUARY 30,     JANUARY 31,
                                                                                   1994            1993
                                                                                -----------     -----------
        Term loan 4.19% to 6.00%, principal and interest due in quarterly
          installments beginning August 2, 1991 through May 15, 1996..........    $    --        $  76,667
        Industrial Development Revenue Bonds with interest payable quarterly based on the current prime rate, next redeemable August 1998, due
          August 2028.........................................................      2,000            2,000
        Non interest-bearing construction loan, due in quarterly installments beginning May 1, 1991 through May 1, 2006 net of discount based on imputed interest rate of 10% ($996 in fiscal 1993, $1,144 in fiscal
          1992)...............................................................      1,404            1,456
        Equipment contracts, 8.375% to 12.032%, maturing through 1998,
          collateralized by equipment.........................................         40              136
        Other.................................................................        522              636
                                                                                -----------     -----------
                                                                                    3,966           80,895
        Less current maturities...............................................        (97)         (26,420)
                                                                                -----------     -----------
        Long-term debt........................................................    $ 3,869        $  54,475
                                                                                -----------     -----------
                                                                                -----------     -----------

          The aggregate maturities of long-term debt for the years subsequent to January 30, 1994 are as follows (in thousands):

                    1994.........................................................  $   97
                    1995.........................................................      62
                    1996.........................................................      69
                    1997.........................................................   2,076
                    1998.........................................................      84
                    Thereafter...................................................   1,578
                                                                                   ------
                                                                                   $3,966
                                                                                   ------
                                                                                   ------

NOTE 6 -- STOCK INCENTIVE PLANS:

          In 1990, the Company adopted a new stock incentive plan (the 1990 Employee Stock Incentive Plan) to enable key employees to acquire shares of the Company's Common Stock. The new plan replaced the Company's Stock Incentive Plan and Incentive Stock Option Plan adopted previously. Under the new plan, as amended in fiscal 1993, which provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights and restricted stock, up to 3,200,000 shares of Common Stock may be issued. Prior to the 1993 amendment, up to 1,750,000 shares of Common Stock could be issued. Although stock options and restricted stock granted under the Stock Incentive Plan and Incentive Stock Option Plan remain outstanding, no new options or restricted shares will be granted under such plans. Under the terms of the new plan, incentive stock options may be granted at not less than 100% of fair market value at the date of grant (110% in the case of 10% stockholders) and nonqualified stock options may be granted at not less than par value (or, in the case of officers of the Company, not less than the greater of par value or 50% of fair market value on the date of grant). A portion of the fiscal 1992 grants under the plan were subject to reduction based upon the level of pre-tax earnings for fiscal 1992 compared to a target level established at the date of grant.

          In 1992, the Company adopted its Stock Option Plan for Non-Employee Directors to enable non-employee directors to acquire shares of the Company's Common Stock. Each non-employee director receives a nonqualified stock option grant of 2,500 shares upon election or re-election to the board of directors. In addition, each non-employee director may elect, on the date of each annual meeting at which he or she is elected or re-elected, to receive a certain portion of their annual retainer in the form of a nonqualified stock option grant based on a formula. Expense is recognized ratably over the director's term.

          The Company awarded 35,830 and 41,830 shares of restricted stock under the old plans in March 1989 and April 1990, respectively. Such shares vested over three-year periods. No stock appreciation rights have been granted under any of the plans to date. The Company has granted options to purchase 25,000 shares outside of these plans.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES

      YEARS ENDED JANUARY 30, 1994, JANUARY 31, 1993 AND FEBRUARY 2, 1992

          Changes for all options are summarized as follows:

                                                                                   STOCK OPTIONS
                                                                           -----------------------------
                                                                                             PER SHARE
                                                                            SHARES          PRICE RANGE
                                                                           ---------       -------------
        Outstanding, February 3, 1991....................................  1,462,452       $ 5.54-$22.13
          Granted........................................................    453,000       $ 8.38-$23.00
          Exercised......................................................   (125,558)      $ 5.54-$22.13
          Cancelled......................................................   (212,148)      $11.63-$22.13
                                                                           ---------       -------------
        Outstanding, February 2, 1992....................................  1,577,746       $ 6.63-$23.00
          Granted........................................................    151,460       $10.60-$13.63
          Granted subject to reduction...................................    498,000       $19.75-$19.75
          Exercised......................................................    (41,918)      $10.50-$16.63
          Cancelled......................................................   (517,725)      $10.50-$22.13
                                                                           ---------       -------------
        Outstanding, January 31, 1993....................................  1,667,563       $ 6.63-$23.00
          Granted........................................................    646,570       $14.25-$18.50
          Exercised......................................................   (135,745)      $ 9.00-$17.08
          Cancelled......................................................   (772,863)      $10.50-$22.13
                                                                           ---------       -------------
        Outstanding, January 30, 1994....................................  1,405,525       $ 6.63-$23.00

          At January 30, 1994, there were 1,876,590 and 110,770 shares of the Company's Common Stock available for grant under the 1990 Employee Stock Incentive Plan and Non-Employee Directors Plan, respectively. Options were exercisable for 682,248 shares under all of the Company's four stock option plans and stock option agreements, collectively, at January 30, 1994.

          On March 16, 1993, options to purchase 424,250 shares of the 498,000 shares granted subject to reduction were cancelled (options to purchase 30,000 shares having already been cancelled) upon determination of the Company's fiscal 1992 pre-tax earnings.

          Although most of the stock options granted under the plans are intended to be incentive stock options, the Company will be entitled to a tax deduction for the excess (if any) of the aggregate market price over the aggregate exercise price at such time as nonqualified options are exercised.

          In March 1992, the Company cancelled all option rights (563,700 shares) held by the Company's former president and a potential cash bonus related to certain options was cancelled in exchange for a cash payment of $3,729,000 (Note 7).

NOTE 7 -- STOCKHOLDERS' EQUITY:

          In September 1988, the Board approved the sale of 250,000 shares of Common Stock, at the quoted market value on the date of sale ($12 3/8 per share), to the Company's former president under a purchase agreement in exchange for a promissory note in which the face amount increased at 9.08% annually. The $3,087,000 promissory note was originally due five years after issuance.

          The shares were voting, collateralized the note until paid, and dividends or other distributions, if any, were to be offset against the note. Upon termination of the former president's employment in fiscal 1990, the Company extended the maturity date of the promissory note to December 31, 1995.

          In March 1992, the Company purchased the 250,000 shares related to the promissory note from the former president at $21.50 per share. Of the proceeds, $4,154,000 was applied against the outstanding balance of the promissory note. The remaining proceeds of $1,221,000 were paid in cash to the former president (Note 6).

NOTE 8 -- PROFIT SHARING PLAN:

          The Company has a profit sharing plan covering substantially all employees with more than one year of service. Under this plan, the Company contributes a portion of earnings based on a formula. Profit sharing expenses for the years ended January 30, 1994, January 31, 1993 and February 2, 1992 were $1,038,000, $766,000 and $542,000, respectively.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES

      YEARS ENDED JANUARY 30, 1994, JANUARY 31, 1993 AND FEBRUARY 2, 1992

NOTE 9 -- LEASE COMMITMENTS:

          The Company has leases outstanding for retail store locations, the New Orleans distribution center and equipment with varying initial expiration dates through 2018; most leases include options to renew. The Company may also be required to pay insurance, taxes and/or additional rents based on a percentage of sales, and, in the case of the New Orleans distribution center, certain executory payments to the ground lessor of the property. Total rental expense was as follows (in thousands):

                                                                                 YEAR ENDED
                                                               -----------------------------------------------
                                                               JANUARY 30,       JANUARY 31,       FEBRUARY 2,
                                                                  1994              1993              1992
                                                               -----------       -----------       -----------
        Base rental expense..................................    $28,707           $21,969           $19,410
        Contingent rental expense............................        102               917               921
                                                               -----------       -----------       -----------
                                                                 $28,809           $22,886           $20,331
                                                               -----------       -----------       -----------
                                                               -----------       -----------       -----------

          Aggregate minimum rental commitments under all leases and aggregate minimum rental income from sublease tenants of leased buildings under all noncancellable leases in effect as of January 30, 1994 were as follows (in thousands):

        FISCAL YEAR                                                EXPENSE        INCOME          NET
        -----------                                               --------       -------       --------
        1994.....................................................  $ 26,239       $ 2,147       $ 24,092
        1995.....................................................    25,653         2,034         23,619
        1996.....................................................    24,904         1,878         23,026
        1997.....................................................    22,741         1,080         21,661
        1998.....................................................    21,838           813         21,025
        Thereafter...............................................   184,575         6,240        178,335
                                                                   --------       -------       --------
                                                                   $305,950       $14,192       $291,758
                                                                   --------       -------       --------
                                                                   --------       -------       --------

NOTE 10 -- WAREHOUSE WRITE-DOWN EXPENSE:

          The Company completed construction of its New Orleans warehouse and distribution center effective September 1991. The facility was completed at a net cost of $58,617,000, of which $32,233,000 was classified as building and building improvements and $26,384,000 was classified as furniture, fixtures and equipment. Furthermore, $7,406,000 of interest expense was capitalized over the three-year construction period.

          During fiscal 1992, the Company determined that the value of the facility was permanently impaired based on an assessment of the Company's continued and planned future under-utilization of the facility. Additionally, the Company had decided to pursue a sale and leaseback of the facility.

          Accordingly, during fiscal 1992 a charge to operating income was recorded for approximately $36,646,000 which represented the difference between the net book value and the estimated net realizable value at the date of impairment. The estimated net realizable value of the facility was based upon appraisals received by independent nationally recognized appraisal firms.

          In October 1993, the Company completed a sale and leaseback of this facility. The sales price of $23,643,000 approximated the recorded net book value.

NOTE 11 -- OTHER COMMITMENTS:

          The Company is a defendant in certain legal actions. While management and legal counsel are presently unable to predict the outcome or to estimate the amount of any liability the Company may have with respect to these lawsuits, it is not expected that these matters will have a material adverse effect on the Company.

NOTE 12 -- NORTHRIDGE, CALIFORNIA EARTHQUAKE:

          On January 17, 1994, a 6.7 magnitude earthquake occurred in the San Fernando Valley of Southern California. Twenty-five stores experienced relatively minor merchandise and physical damage requiring closures that varied from a few hours to one week. Four stores experienced substantial merchandise and physical damage and will remain closed during their reconstruction periods. These four stores are expected to reopen during the second and third quarters of fiscal 1994.

          The Company incurred significant costs in connection with the earthquake including approximately $1,867,000 of damaged merchandise, $744,000 of destroyed property, $258,000 of expenses to repair property and $177,000 of other expenses, primarily labor costs associated with removing damaged merchandise and reopening the affected stores.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES

                SCHEDULE II -- AMOUNTS RECEIVABLE FROM EMPLOYEES
                           OTHER THAN RELATED PARTIES
                             (AMOUNTS IN THOUSANDS)

                                                                                        DEDUCTIONS               BALANCE AT
                                                                                  -----------------------       END OF PERIOD
                                                    BALANCE AT                     AMOUNTS      AMOUNTS     ---------------------
NAME OF DEBTOR                                  BEGINNING OF PERIOD   ADDITIONS   COLLECTED   WRITTEN OFF   CURRENT   NOT CURRENT
- - --------------                                  -------------------   ---------   ---------   -----------   -------   -----------
Mark J. Miller(1).............................         $ 130             $ 0         $70          $ 0         $45         $15

- - ---------------

(1) Mr. Miller, Executive Vice President, General Merchandise Manager of the Company, executed two promissory notes in favor of the Company in the amounts of $100 and $30, respectively. Each of the notes bear interest at the rate of 7% per annum. The principal amount of the $100 note was originally due and payable in three equal annual installments on April 1, 1993, April 1, 1994 and April 1, 1995. It was amended in May 1993 to require a payment of $70 on May 1, 1993 and the remaining $30 on April 1, 1994. The principal amount of the $30 note is due and payable in two equal installments on April 1, 1994 and April 1, 1995.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES

             SCHEDULE V -- PROPERTY, EQUIPMENT AND IMPROVEMENTS(1)
                             (AMOUNTS IN THOUSANDS)

                                                      BEGINNING     ADDITIONS                    TRANSFERS AND        ENDING
        DESCRIPTION                                    BALANCE       AT COST    DISPOSALS(3)   OTHER ACTIVITY(2)     BALANCE
        -----------                                   ---------     ---------   ------------   -----------------     --------
Year Ended January 30, 1994
  Land..............................................  $  25,452      $ 1,531      $   (651)        $     777         $ 27,109
  Building and Improvements.........................     86,214        2,043       (18,370)            1,897           71,784
  Automotive Equipment..............................      2,821            3           (47)                1            2,778
  Furniture, Fixtures and Equipment.................     77,762       10,286       (12,476)              225           75,797
  Leasehold Improvements............................     54,157        2,843          (946)            8,789           64,843
  Construction in Progress..........................        167       12,659                         (11,689)           1,137
                                                      ---------     ---------   ------------   -----------------     --------
          Total.....................................  $ 246,573      $29,365      $(32,490)        $       0         $243,448
                                                      ---------     ---------   ------------   -----------------     --------
                                                      ---------     ---------   ------------   -----------------     --------
Year Ended January 31, 1993
  Land..............................................  $  25,086      $   366      $                $                 $ 25,452
  Building and Improvements.........................    102,820        1,523        (1,510)          (16,619)          86,214
  Automotive Equipment..............................      5,204           21        (2,404)                             2,821
  Furniture, Fixtures and Equipment.................     89,091        6,753          (229)          (17,853)          77,762
  Leasehold Improvements............................     49,747        2,492           (47)            1,965           54,157
  Construction in Progress..........................        197        4,109                          (4,139)             167
                                                      ---------     ---------   ------------   -----------------     --------
          Total.....................................  $ 272,145      $15,264      $ (4,190)        $ (36,646)        $246,573
                                                      ---------     ---------   ------------   -----------------     --------
                                                      ---------     ---------   ------------   -----------------     --------
Year Ended February 2, 1992:
  Land..............................................  $  25,086      $            $                $                 $ 25,086
  Building and Improvements.........................     65,928          762          (200)           36,330          102,820
  Automotive Equipment..............................      5,324                       (120)                             5,204
  Furniture, Fixtures and Equipment.................     56,806        2,840          (146)           29,591           89,091
  Leasehold Improvements............................     46,657        2,391           (76)              775           49,747
  Construction in Progress..........................     64,328        3,125                         (67,256)             197
                                                      ---------     ---------   ------------   -----------------     --------
          Total.....................................  $ 264,129      $ 9,118      $   (542)        $    (560)        $272,145
                                                      ---------     ---------   ------------   -----------------     --------
                                                      ---------     ---------   ------------   -----------------     --------

- - ---------------

(1) The average estimated useful lives used for depreciation purposes for Buildings and Improvements, Automotive Equipment and Furniture, Fixtures and Equipment are 33, 5 and 10 years, respectively. Leasehold Improvements are depreciated over 12 years or the life of the lease, if shorter.

(2) Activity for the year ended January 31, 1993 represents a write-down of New Orleans distribution center assets to appraised values which reflect a permanent impairment in their values based on an assessment of the Company's continued and planned future under-utilization of the facility.

    Activity for the year ended February 2, 1992 represents net reclassifications of certain deferred expenses related to opening the New Orleans distribution center originally classified as Property, Equipment and Improvements.

(3) $29,954 of the disposals made during the year ended January 30, 1994, and which are related to the sale of the New Orleans distribution center, are valued at appraised values which are lower than cost. See Note (2) above.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES

            SCHEDULE VI -- ACCUMULATED DEPRECIATION AND AMORTIZATION
                    OF PROPERTY, EQUIPMENT AND IMPROVEMENTS
                             (AMOUNTS IN THOUSANDS)

                                                         BEGINNING                                                       ENDING
            DESCRIPTION                                   BALANCE        ADDITIONS       DISPOSALS       TRANSFERS       BALANCE
            -----------                                 -----------     -----------     -----------     -----------     ---------
Year Ended January 30, 1994
  Building and Improvements.........................      $19,492         $ 3,127         $(2,011)         $(494)        $ 20,114
  Automotive Equipment..............................        2,393             230             (47)                          2,576
  Furniture, Fixtures and Equipment.................       37,320           7,065          (4,961)                         39,424
  Leasehold Improvements............................       22,575           4,958            (513)           494           27,514
                                                        -----------     -----------     -----------     -----------     ---------
     Total..........................................      $81,780         $15,380         $(7,532)         $   0         $ 89,628
                                                        -----------     -----------     -----------     -----------     ---------
                                                        -----------     -----------     -----------     -----------     ---------
Year Ended January 31, 1993
  Building and Improvements.........................      $15,949         $ 3,735         $  (192)         $             $ 19,492
  Automotive Equipment..............................        4,250             311          (2,168)                          2,393
  Furniture, Fixtures and Equipment.................       28,702           8,666             (48)                         37,320
  Leasehold Improvements............................       18,002           4,581              (8)                         22,575
                                                        -----------     -----------     -----------     -----------     ---------
     Total..........................................      $66,903         $17,293         $(2,416)         $   0         $ 81,780
                                                        -----------     -----------     -----------     -----------     ---------
                                                        -----------     -----------     -----------     -----------     ---------
Year Ended February 2, 1992
  Building and Improvements.........................      $12,944         $ 3,021         $   (16)         $             $ 15,949
  Automotive Equipment..............................        3,859             504            (113)                          4,250
  Furniture, Fixtures and Equipment.................       21,616           7,150             (88)            24           28,702
  Leasehold Improvements............................       13,529           4,533             (60)                         18,002
                                                        -----------     -----------     -----------     -----------     ---------
     Total..........................................      $51,948         $15,208         $  (277)         $  24         $ 66,903
                                                        -----------     -----------     -----------     -----------     ---------
                                                        -----------     -----------     -----------     -----------     ---------

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES

                      SCHEDULE IX -- SHORT-TERM BORROWINGS
                             (AMOUNTS IN THOUSANDS)

                                                                                                     AVERAGE
                                                                                     MAXIMUM         AMOUNT          AVERAGE
                                                                      WEIGHTED       AMOUNT        OUTSTANDING      INTEREST
                                                         BALANCE      AVERAGE      OUTSTANDING     DURING THE      RATE DURING
                CATEGORY OF AGGREGATE                   AT END OF     INTEREST     DURING THE        PERIOD        THE PERIOD
                SHORT-TERM BORROWINGS                    PERIOD         RATE         PERIOD            (1)             (2)
                ---------------------                   ---------     --------     -----------     -----------     -----------
January 30, 1994
  Borrowings under bank line of credit................   $ 34,900       3.43%        $88,382         $29,775          3.96%
January 31, 1993
  Borrowings under bank line of credit................         --       4.18%        $32,000         $ 9,403          5.67%
February 2, 1992
  Borrowings under bank line of credit................         --       7.71%        $25,000         $ 4,705          7.87%

- - ---------------

(1) Average amount outstanding during the period is computed by dividing the total of daily outstanding principal balances by 364.

(2) Weighted average interest rate during the period is computed by dividing the actual short-term interest expense by the average short-term debt outstanding.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES

            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
                             (AMOUNTS IN THOUSANDS)

                                                                                        YEAR ENDED
                                                                  -------------------------------------------------------
                                                                    JANUARY 30,         JANUARY 31,         FEBRUARY 2,
ITEM                                                                   1994                1993                1992
- - ----                                                              ---------------     ---------------     ---------------
Advertising Costs(1)............................................      $12,023             $12,487             $ 8,770
Repairs & Maintenance(1)........................................      $    --             $ 5,552             $ 5,824

- - ---------------

(1) All other costs are less than 1% of net sales.

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                               INDEX TO EXHIBITS

                        FILED WITH THE ANNUAL REPORT ON
                      FORM 10-K FOR THE FISCAL YEAR ENDED
                                JANUARY 30, 1994

                                                                                                         PAGE
    NUMBER                                                                                              NUMBER
    ------                                                                                              ------
      3.1      Certificate of Incorporation of the Company, as amended, filed as Exhibit 6.1 to the
               Company's Registration Statement on Form 8-A dated May 22, 1992........................      *
      3.2      By-Laws of the Company, as amended, filed as Exhibit 6.2 to the Company's Registration
               Statement on Form 8-A dated May 22, 1992...............................................      *
     10.1      Incentive Stock Option Plan filed as Exhibit A to the Company's definitive Proxy
               Statement for 1982.....................................................................      *
     10.2      Amendment to Incentive Stock Option Plan filed as Exhibit 10.2 to the Company's Annual
               Report on Form 10-K for the year ended February 2, 1992................................      *
     10.3      Common Stock Incentive Plan filed as Appendix C to the Company's definitive Proxy
               Statement for 1979.....................................................................      *
     10.4      Amendment to the Common Stock Incentive Plan filed as Exhibit 10.3(3) to the Company's
               Annual Report on Form 10-K for fiscal year ended December 31, 1982.....................      *
     10.5      Amendment to the Common Stock Incentive Plan filed as Exhibit 10.5 to the Company's
               Annual Report on Form 10-K for the fiscal year ended February 2, 1992..................      *
     10.6      Non-Qualified Stock Option Agreement dated December 26, 1985 filed as Exhibit 10.3(3)
               to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1985....      *
     10.7      Form of Amended Stock Option Agreement used in connection with the Incentive Stock
               Option Plan filed as Exhibit 10.6(1) to the Company's Annual Report on Form 10-K for
               fiscal year ended December 31, 1989 and transition period ended January 28, 1990.......      *
     10.8      Form of Restricted Stock Agreement used in connection with the Incentive Stock Option
               Plan filed as Exhibit 10.6(2) to the Company's Annual Report on Form 10-K for fiscal
               year ended December 31, 1989 and transition period ended January 28, 1990..............      *
     10.9      1990 Employee Stock Incentive Plan filed as Annex B to the Company's definitive Proxy
               Statement for the 1990 Annual Meeting of Stockholders..................................      *
     10.10     Amendments No. 1 and No. 2 to 1990 Employee Stock Incentive Plan filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2,
               1992...................................................................................      *
     10.11     Form of Stock Option Agreement used in connection with the 1990 Employee Stock
               Incentive Plan for options subject to staggered vesting filed as Exhibit 10.8 to the
               Company's Annual Report on Form 10-K for fiscal year ended February 3, 1991............      *
     10.12     Form of Stock Option Agreement used in connection with the 1990 Employee Stock
               Incentive Plan for immediately exercisable options filed as Exhibit 10.9 to the
               Company's Annual Report on Form 10-K for fiscal year ended February 3, 1991............      *
     10.13     Form of Restricted Stock Agreement used in connection with the 1990 Employee Stock
               Incentive Plan filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for
               fiscal year ended February 3, 1991.....................................................      *
     10.14     Stock Option Agreement dated December 6, 1990 between the Company and Peter S. Willmott filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for fiscal year
               ended February 3, 1991.................................................................      *
     10.15     Stock Option Plan for Non-Employee Directors filed as Annex B to the Company's
               definitive Proxy Statement for the Annual Meeting of Stockholders held in 1992.........      *
     10.16     Employment Agreement dated November 12, 1990 between the Company and Leonard S.
               Williams filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for fiscal
               year ended February 3, 1991............................................................      *
     10.17     Amendment No. 1 to Employment Agreement between the Company and Leonard S. Williams dated as of February 3, 1992 filed as Exhibit 10.18 to the Company's Annual Report on
               Form 10-K for the fiscal year ended February 2, 1992...................................      *
     10.18     Amendment No. 2 to Employment Agreement between the Company and Leonard S. Williams dated as of January 31, 1994...........................................................

- - ---------------

* By this reference incorporated herein and made a part hereof.

                                                                                                         PAGE
    NUMBER                                                                                              NUMBER
    ------                                                                                              ------
     10.19     Employment Agreement dated as of January 31, 1994 between the Company and Richard N.
               Lodwick.................................................................................
     10.20     Employment Agreement dated as of September 25, 1992 between the Company and Mark J.
               Miller filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for fiscal
               year ended January 31, 1993............................................................      *
     10.21     Amendment No. 1 to Employment Agreement between the Company and Mark J. Miller dated as of January 31, 1994....................................................................
     10.22     Promissory Note of Mark J. Miller dated September 25, 1992 in favor of the Company in the principal amount of $30,000 filed as Exhibit 10.22 to the Company's Annual Report
               on Form 10-K for the fiscal year ended January 31, 1993................................      *
     10.23     Employment Agreement dated as of January 31, 1994 between the Company and Philip L.
               Carter.................................................................................
     10.24     Employment Agreement dated as of August 4, 1993 between the Company and Patricia J.
               Wehner.................................................................................
     10.25     Lease dated August 1, 1988 between the Company, the City of New Orleans, State of
               Louisiana Inc., and the City of New Orleans, Louisiana Industrial Development Board re
               New Orleans Distribution Center filed as Exhibit 10.5(1) to the Company's Annual Report
               on Form 10-K for fiscal year ended January 1, 1989.....................................      *
     10.26     Amended and Restated Credit Agreement dated as of October 5, 1993 among the Company,
               West Coast Liquidators, Inc., PNS Stores, Inc., the lenders listed therein and Bank of
               America National Trust and Savings Association, as Administrative Agent, and
               Continental Bank, as Co-Agent..........................................................
     10.27     Lease dated as of September 25, 1993 between TriNet Essential Facilities X, Inc. and
               West Coast Liquidators, Inc. ..........................................................
     10.28     Settlement Agreement dated August 9, 1990 among the Company, Batchelder Co., DHB
               Partners, L.P., David H. Batchelder, Batchelder & Partners, Inc. and Girard Partners,
               L.P. filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for fiscal year
               ended February 3, 1991.................................................................      *
     10.29     Master Lease dated December 27, 1991 between the Company and Comdisco, Inc. filed as
               Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended
               February 2, 1992.......................................................................      *
     22.1      Subsidiaries of Company................................................................
     24.1      Consent of Independent Auditors........................................................

- - ---------------

* By this reference incorporated herein and made a part hereof.

                      (THIS PAGE INTENTIONALLY LEFT BLANK)