Form 10-Q
period 1994-05-01
MAC FRUGALS BARGAINS CLOSE OUTS INC
filed 1994-06-10
CIK 78384

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 1, 1994

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         Commission File Number 0-6672

                    MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC.

             (Exact name of registrant as specified in its charter)


            Delaware                                    95-2745285
- - ----------------------------------------   ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


     2430 East Del Amo Boulevard
        Dominguez, California                             90220-6306
- - ----------------------------------------   ------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:               (310) 537-9220


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         [X]  Yes        [  ]   No


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Shares Outstanding at May 29, 1994          29,098,675

           MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                    (Amounts in thousands except par value)



                                      May 1,   January 30,                                                   May 1,    January 30,
                                       1994       1994                                                        1994        1994
                                     --------  -----------                                                  --------   ------------
Assets                                                          Liabilities and Stockholders' Equity
Current Assets:                                                 Current Liabilities:
 Cash and cash equivalents           $  3,670   $  1,015         Loan payable to bank                       $ 55,000      $ 34,900
 Merchandise inventories              200,991    181,755         Current portion of long-term debt                72            97
 Other current assets                  14,756     15,114         Accounts payable                             19,116        13,444
                                     --------   --------         Accrued expenses                             27,055        31,726
  Total current assets                219,417    197,884         Income taxes payable                          2,962           -
                                                                 Sales tax payable                             5,537         9,394
                                                                                                            --------      --------
                                                                  Total current liabilities                  109,742        89,561

Property, Equipment and Improvements:                           Long-Term Debt                                 3,964         3,669
 Land                                  26,890     27,109        Deferred Federal and State Income Taxes        7,353         7,353
 Buildings and improvements            71,922     71,784
 Automobiles and trucks                 2,777      2,778        Stockholders' Equity
 Furniture, fixtures and equipment     77,376     75,797          Preferred stock, $1 par value;
 Leasehold improvements                66,797     64,843           authorized, 500 shares; issued, none
 Construction in progress                 422      1,137          Common stock, $.02778 par value;
                                     --------   --------           authorized, 100,000 shares;
                                      246,184    243,448           issued 29,748 shares (May 1, 1994)
 Less: Accumulated depreciation                                    and 29,727 shares (January 30, 1994)          826           825
       and amortization               (93,244)   (89,628)        Additional paid-in capital                    1,548         1,319
                                     --------   --------         Retained earnings                           261,943       256,033
                                      152,940    153,820                                                    --------      --------
                                                                                                             264,317       258,177
Deferred Federal and State Income                                Less: Treasury stock, at cost,
  Tax Asset                             1,252      1,252                444 shares (May 1, 1994) and
Deferred Financing Costs                                                55 shares (January 30, 1994)          (6,919)         (827)
  and Other Assets                      4,848      5,177                                                    --------      --------
                                                                 Total Stockholders' Equity                  257,398       257,350

                                                                 Total Liabilities and
Total Assets                         $378,457   $358,133             Stockholders' Equity                   $378,457      $358,133
                                     ========   ========                                                    ========      ========

See Notes to Consolidated Financial Statements.

           MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (UNAUDITED)
               (Amounts in thousands except per share amounts)


                                             For the three months ended
                                             --------------------------
                                             May 1, 1994    May 2, 1993
                                             -----------    -----------
NET SALES                                      $142,095       $126,697
Cost of sales                                    75,325         68,133
                                               --------       --------
GROSS PROFIT                                     66,770         58,564
Store expenses                                   41,357         35,025
Warehouse and administrative
 expenses                                        14,605         12,413
                                               --------       --------
TOTAL OPERATING EXPENSES                         55,962         47,438

OPERATING INCOME                                 10,808         11,126
Interest expense, net                               958          1,314
                                               --------       --------
EARNINGS BEFORE INCOME TAXES                      9,850          9,812
INCOME TAX EXPENSE                                3,940          3,925
                                               --------       --------
NET EARNINGS                                   $  5,910       $  5,887
                                               ========       ========

EARNINGS PER COMMON SHARE                         $0.20          $0.20
AVERAGE SHARES OUTSTANDING                       29,726         29,903
                                               ========       ========

- - -------------
See Notes to Consolidated Financial Statements.

           MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS  OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                            (Amounts in thousands)

                                 Common Stock                                    Treasury Stock
                               ------------------    Additional                 -----------------
                                                      Paid-in      Retained
                                Shares     Amount     Capital      Earnings      Shares    Amount          Total
                                -------    ------    ---------     --------      ------    -------         ------
Balance, January 30, 1994        29,727      $825      $1,319      $256,033         55   $  (827)         $257,350

Exercise of stock options            21         1         210                                                  211

Non-cash compensation
  expense                                                  19                                                   19

Purchase of Treasury stock,
  at cost                                                                          389    (6,092)           (6,092)

Net earnings for three months                                         5,910                                  5,910

                                 ------      ----      ------      --------        ---   -------          --------
Balance, May 1, 1994             29,748      $826      $1,548      $261,943        444   $(6,919)         $257,398
                                 ======      ====      ======      ========        ===   =======          ========



- - -------------
See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)


                                                          For the three months ended
                                                          --------------------------
                                                             May 1,          May 2,
                                                              1994            1993
                                                          ------------    ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
- - ------------------------------------------------
Cash flows from operating activities:
 Cash received from customers                               $ 142,095       $ 126,697
 Cash paid to suppliers and employees                        (150,193)       (122,191)
 Income taxes paid                                                (51)        (14,406)
 Interest paid                                                   (805)         (1,574)
 Interest received                                                 26             183
                                                             --------        --------
   Net cash used in operating activities                       (8,928)        (11,291)

Cash flows from investing activities:
 Capital expenditures                                          (3,177)         (4,647)
 Proceeds from sale of fixed assets                               471           2,098
                                                             --------        --------
  Net cash used in investing activities                        (2,706)         (2,549)

Cash flows from financing activities:
 Net borrowings under line of credit agreements                20,100             -
 Repurchase of treasury stock                                  (6,092)            -
 Payment of long-term debt                                        (39)         (7,224)
 Proceeds from sale of stock options                              211              83
 Other (net)                                                      109             206
                                                             --------        --------
  Net cash provided by (used in) financing activities          14,289          (6,935)
                                                             --------        --------

  Increase (decrease) in cash and cash equivalents              2,655         (20,775)
Cash and cash equivalents, beginning of period                  1,015          21,820
                                                             --------        --------
Cash and cash equivalents, end of period                     $  3,670        $  1,045
                                                             ========        ========


- - ---------------
See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (continued)


                                                                 For the three months ended
                                                                 --------------------------
                                                                    May 1,        May 2,
                                                                     1994          1993

Reconciliation of Net Income to Net Cash Used
 In Operating Activities:
- - ---------------------------------------------
Net income                                                        $  5,910       $  5,887
Adjustments to reconcile net income to net cash
 used in operating activities:
 Depreciation and amortization                                       3,805          4,076
 Gain on sale of fixed assets                                         (219)        (1,557)
 Non-cash compensation expense                                          19             19
 Changes in assets and liabilities:
  Increase in inventory                                            (19,236)       (16,231)
  Decrease (increase) in other assets                                  687         (2,708)
  (Decrease) increase in accounts payable, accrued
    expenses and sales tax payable                                  (2,856)         8,329
  Increase (decrease) in federal and state income taxes              2,962        (10,481)
  Increase in deferred federal and state income taxes                  -            1,375
                                                                  --------       --------
Total adjustments                                                  (14,838)       (17,178)
                                                                  --------       --------
Net cash used in operating activities                             $ (8,928)      $(11,291)
                                                                  ========       ========


- - -----------------
See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                     PART I - ITEM I - FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 The information furnished was prepared internally by the Company and has not been independently verified. However, it reflects all adjustments which are, in the opinion of Management, necessary to present a fair statement of results for the interim period. All adjustments are of a normal, recurring nature.

Note 2 Earnings per Common Share is based on the weighted average number of Common shares outstanding, adjusted for dilutive effects of stock options, if applicable.

Note 3 The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", effective February 1, 1993 with no significant income statement impact. This statement supersedes APB Opinion No. 11.

         The Company's effective tax rate during fiscal 1993 and the three months ended May 1, 1994 was 39.6% and 40.0%, respectively. The provision for income tax expense for the three months ended May 1, 1994 was $3,940,000. For interim reporting purposes the entire provision for income tax expense was classified as current.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company had a net deferred tax liability of $915,000 at May 1, 1994 and January 30, 1994.

         Other current assets on the balance sheet includes $5,186,000 of current deferred assets at May 1, 1994 and January 30, 1994. Other current assets also includes $927,000 of current refundable taxes at January 30, 1994.

         The Company provided no valuation allowance against its deferred tax assets recorded as of May 1, 1994 and January 30, 1994.

            PART I - ITEM II MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND INTERIM RESULTS OF OPERATIONS

SALES

Sales increased 12.1%, and comparable store sales increased 0.4%, in the first quarter ended May 1, 1994 as compared to the first quarter ended May 2, 1993. Five new stores were opened during the quarter bringing the total number of Pic 'N' Save and Mac Frugal's Bargains o Close-outs stores to 242 at May 1, 1994 compared to 211 at May 2, 1993.

California continues to produce negative comparable store sales due to the ongoing recession. Most other parts of the country generated positive comparable store sales. Approximately 63% of the current year first quarter sales for the Company were generated by stores within California.

GROSS PROFIT RATE

The gross profit rate of 47.0% for the first quarter this year increased from 46.2% for the first quarter last year. The increase is due primarily to a higher markup on goods acquired and shipped to stores in the current quarter as compared to the same quarter a year ago and a lower reserve for inventory shortage (shrinkage) this year based on the Company's year-end results. These increases were partially offset by increased markdowns as a percent of sales and a lower initial markup on beginning store inventory in the current year.

OPERATING EXPENSE RATES

Operating expenses were 39.4% of sales for the current year first quarter. Prior year first quarter operating expenses were 37.4% of sales. Operating expenses as a percentage of sales increased in both store expenses and warehouse and administrative expenses.

The increase in store expenses as a percentage of sales to 29.1% from 27.6% resulted from increased payroll and occupancy costs for new stores; increased advertising expense; and higher amortization of store pre-opening expenses since 21 stores opened in the six months ended May 1, 1994 as compared to 8 stores opened in the six months ended May 2, 1993.

Warehouse and administrative expenses increased as a percentage of sales to 10.3% in the current year first quarter from 9.8% in the prior year first quarter. During the comparable quarter of the last fiscal year, a profit of $1,557,000 was recognized from the sale of surplus land which reduced expenses, and this year warehouse rent is being charged due to the sale and leaseback of the New Orleans distribution center near the end of last year's third quarter. The new rent expense was partially offset by elimination of the depreciation expense associated with the New Orleans distribution center.

INTEREST EXPENSE

Net interest expense of $1,314,000 in the first quarter of fiscal 1993 decreased to $958,000 for the same period in 1994. Factors contributing to the decrease were reduced debt levels and lower amortization of bank loan fees in the current year.

INCOME TAX RATE

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", effective February 1, 1993 with no significant income statement impact. This Statement supersedes APB Opinion No. 11 under which the Company provided for its income taxes prior to the adoption of SFAS No. 109.

The income tax rate for the current year first quarter was 40.0%, and for interim reporting purposes, the entire provision for income tax is classified as current. The current rate of 40.0% reflects an increase from the fiscal 1993 rate of 39.6% for projected changes in permanent items. Income taxes were provided at a rate of 40.0% in the prior year first quarter.

The Company had a net deferred tax liability of $915,000 at May 1, 1994 and January 30, 1994. Other current assets on the balance sheet includes $5,186,000 of current deferred assets at May 1, 1994 and January 30, 1994. Other current assets also includes $927,000 of current refundable taxes at January 30, 1994.

The Company provided no valuation allowance against the deferred tax assets recorded as of May 1, 1994 and January 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $2,655,000 in the first three months of fiscal 1994 compared to a decrease of $20,775,000 in the first three months of fiscal 1993. The major factor influencing the increase of cash and cash equivalents for the first three months of the current year was the increase in net borrowings to fund higher inventory levels and continued repurchases of treasury stock. During the quarter, the Company repurchased 389,100 shares of its Common Stock in the open market at a weighted average price of $15.65 per share.

The Company's long-term debt was 1.5% of equity and its total debt was 22.9% of equity at the end of the first three months of fiscal 1994 compared to 1.5% and 15.1%, respectively, at fiscal year-end 1993. The increase in the total debt to equity percentage resulted from both increased borrowings to meet the Company's seasonal inventory requirements and no increase in stockholders' equity. Stockholders' equity did not increase because repurchases of treasury stock approximated net earnings for the quarter.

The Company believes its present lines of credit are adequate to meet any seasonal or temporary liquidity needs that cannot be met with cash flows from operating activities. At May 1, 1994 the Company had $55,000,000 of outstanding revolving debt.

The Company's current ratio at the end of the first three months this year was
2.00 versus 2.21 at fiscal year-end 1993. The decrease in the current ratio reflects the growth in short-term borrowings and accounts payable exceeding the growth in inventory.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC.




                                   /s/ Leonard S. Williams
                                   ---------------------------------------
                                   Leonard S. Williams
                                   President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)



                                   /s/ Philip L. Carter
                                   ---------------------------------------
                                   Philip L. Carter
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Accounting Officer)





DATE: June 9, 1994