Form 10-Q
period 1994-07-31
MAC FRUGALS BARGAINS CLOSE OUTS INC
filed 1994-09-13
CIK 78384

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 1994

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                         Commission File Number 0-6672

                    MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC.
           (Exact name of registrant as specified in its charter)


          Delaware                                     95-2745285
- - ------------------------------------   --------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


     2430 East Del Amo Boulevard
        Dominguez, California                         90220-6306
- - ------------------------------------   ---------------------------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:            (310) 537-9220





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         [X] Yes      [  ] No


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Shares Outstanding at August 28, 1994   28,437,867

               MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF EARNINGS
                                     (UNAUDITED)
                   (Amounts in thousands except per share amounts)


                                         For the three months ended                   For the six months ended
                                        ----------------------------               ------------------------------
                                        July 31,           August 1,               July 31,             August 1,
                                          1994               1993                    1994                 1993
                                        --------            --------               --------              --------
NET SALES                               $133,693            $116,081               $275,788              $242,778
Cost of sales                             71,295              61,977                146,620               130,110
                                        --------            --------               --------              --------
GROSS PROFIT                              62,398              54,104                129,168               112,668

Store expenses                            42,128              36,204                 83,485                71,229
Warehouse and administrative
  expenses                                14,613              13,261                 29,218                25,674
                                        --------            --------               --------              --------
TOTAL OPERATING EXPENSES                  56,741              49,465                112,703                96,903

OPERATING INCOME                           5,657               4,639                 16,465                15,765
Interest expense, net                      1,433               1,217                  2,391                 2,531
                                        --------            --------               --------              --------
EARNINGS BEFORE INCOME TAXES               4,224               3,422                 14,074                13,234
INCOME TAX EXPENSE                         1,690               1,369                  5,630                 5,294
                                        --------            --------               --------              --------
NET EARNINGS                            $  2,534            $  2,053               $  8,444              $  7,940
                                        ========            ========               ========              ========

EARNINGS PER COMMON SHARE                  $0.09               $0.07                  $0.29                 $0.27
AVERAGE SHARES OUTSTANDING                29,245              29,932                 29,485                29,919
                                        ========            ========               ========              ========



_____________
See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                    (Amounts in thousands except par value)

                                              July 31,         January 30,
                                                1994               1994
                                              --------         ----------
Assets

Current Assets :
  Cash and cash equivalents                   $  2,888           $  1,015
  Merchandise inventories                      229,448            181,755
  Other current assets                          16,858             15,114
                                              --------           --------
       Total current assets                    249,194            197,884



Property, Equipment and Improvements:
  Land                                          29,350             27,109
  Buildings and improvements                    75,252             71,784
  Automobiles and trucks                         2,778              2,778
  Furniture, fixtures and equipment             80,640             75,797
  Leasehold improvements                        69,832             64,843
  Construction in progress                       1,434              1,137
                                              --------           --------
                                               259,286            243,448
  Less: Accumulated depreciation
        and amortization                       (97,085)           (89,628)
                                               162,201            153,820

Deferred Federal and State Income
  Tax Asset                                      1,352              1,252
Deferred Financing Costs and Other
  assets                                         4,474              5,177


Total Assets                                  $417,221           $358,133
                                              ========           ========



                                              July 31,         January 30,
                                                1994               1994
                                              --------         ----------
Liabilities and Stockholders' Equity

Current Liabilities:
  Loan payable to bank                       $110,500             $34,900
  Current portion of long-term debt                59                  97
  Accounts payable                             15,038              13,444
  Accrued expenses                             31,207              31,726
  Income taxes payable                                               --
  Sales tax payable                             4,218               9,394
                                             ---------           --------
       Total current liabilities              161,022              89,561

Long-Term Debt                                  4,077               3,869
Deferred Federal and State Income Taxes         7,353               7,353

Stockholders' Equity
  Preferred stock, $1 par value;
   authorized, 500 shares; issued, none
  Common stock, $.02778 par value;
   authorized, 100,000 shares;
   issued 29,755 shares (July 31, 1994)
   and 29,727 shares (January 30, 1994            827                 825
  Additional paid-in capital                    1,644               1,319
  Retained earnings                           264,477             256,033
                                             ---------           --------
                                              266,948             258,177
  Less:  Treasury stock, at cost, 1,336
         shares
  (July 31,1994) and 55 shares
  (January 30,1994)                           (22,179)               (827)
                                             --------            --------
Total Stockholders' Equity                    244,769             257,350

Total Liabilities and Stockholders' Equity   $417,221            $358,133
                                             ========            ========


See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                            (Amounts in thousands)

                                    Common Stock                                           Treasury Stock
                                --------------------      Additional                     -------------------
                                                            Paid-in       Retained
                                Shares        Amount        Capital       Earnings       Shares       Amount           Total
                                ------        ------      ----------      --------       ------       ------           -----
Balance, January 30, 1994        29,727        $825         $1,319        $256,033           55       $(827)         $257,350

Exercise of stock options            28           2            287                                                        289

Non-cash compensation
  expense                                                       38                                                         38

Purchase of Treasury stock,
  at cost                                                                                 1,281     (21,352)          (21,352)

Net earnings for six months                                                 8,444                                       8,444
                                 ------        ----         ------       --------         -----     -------          --------

Balance, July 31, 1994           29,755        $827         $1,644       $264,477         1,336    $(22,179)         $244,769
                                 ======        ====         ======       ========         =====     =======          ========




See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)


                                                            For the six months ended
                                                        ---------------------------------
                                                        July 31,                August 1,
                                                         1994                     1993
                                                        -------                 ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
  Cash received from customers                         $ 275,788              $ 242,778
  Cash paid to suppliers and employees                  (302,807)              (251,450)
  Income taxes paid                                       (8,243)               (21,182)
  Interest paid                                           (1,796)                (3,173)
  Interest received                                           37                    574
                                                       ---------              ---------
    Net cash used in operating activities                (37,021)               (32,453)

Cash flows from investing activities:
  Capital expenditures                                   (16,284)               (11,521)
  Proceeds from sale of fixed assets                         471                  2,101
                                                       ---------              ---------
    Net cash used in investing activities                (15,813)                (9,420)

Cash flows from financing activities:
  Net borrowings under line of credit agreements          75,600                 37,000
  Repurchase of treasury stock                           (21,352)                  --
  Payment of long-term debt                                  (68)               (12,938)
  Proceeds from sale of stock options                        289                    434
  Other (net)                                                238                    253
                                                       ---------              ---------
    Net cash provided by financing activities             54,707                 24,749
                                                       ---------              ---------
    Increase (decrease) in cash and cash equivalents       1,873                (17,124)
Cash and cash equivalents, beginning of period             1,015                 21,820
                                                       ---------              ---------
Cash and cash equivalents, end of period               $   2,888              $   4,696
                                                       =========              =========





See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in thousand)
                                    (continued)


                                                     For the six months ended
                                                     ------------------------
                                                        July 31,     August 1,
                                                          1994         1993
                                                        --------     ---------
Reconciliation of Net Income to Net Cash Used
  In Operating Activities:
Net income                                             $  8,444       $  7,940
Adjustments to reconcile net income to net cash
  used in operating activities:
  Depreciation and amortization                           7,651          7,840
  Gain on sale of fixed assets                             (219)        (1,560)
  Non-cash compensation expense                              38             38
  Changes in assets and liabilities:
    Increase in inventory                               (47,693)       (36,230)
    Increase in other assets                             (1,041)        (2,321)
    Increase in deferred income tax asset                  (100)          --
    (Decrease) increase in accounts payable,
       accrued expenses and sales tax payable            (4,101)         5,182
    Decrease in federal and state income taxes             --          (14,717)
    Increase in deferred federal and state income
       taxes                                               --            1,375
                                                       --------       --------
  Total adjustments                                     (45,465)       (40,393)
                                                       --------       --------
  Net cash used in operating activities                $(37,021)      $(32,453)
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

        The Company's effective tax rate during the second quarter and first half of fiscal 1994 was 40.0%. The provision for income tax expense was $1,690,000 and $5,630,000 for the second quarter and first half of fiscal 1994, respectively. For interim reporting purposes the entire provision for income tax expense was classified as current.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company had a net deferred tax liability of $815,000 at July 31, 1994 and $915,000 at January 30, 1994. This change in net deferred tax liability is due to a reclassification from deferred income taxes to current income taxes payable. Other current assets on the balance sheet includes $5,231,000 and $5,186,000 of current deferred assets at July 31, 1994 and January 30, 1994, respectively. Other current assets also includes $927,000 of current refundable taxes at January 30, 1994.

        The Company provided no valuation allowance against its deferred tax assets recorded as of July 31, 1994 and January 30, 1994.

            PART I -- ITEM II MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITIONS AND INTERIM RESULTS OF OPERATIONS

SALES

Total sales and comparable store sales increased 15.2% and 4.7%, respectively, for the three months ended July 31, 1994 as compared to the same period a year ago. The total sales increase was a result of the combination of opening 35 net new stores since August 1, 1993, of which 16 were opened in the second half of fiscal 1993 and thirteen during the current quarter, and the comparable store sales increase noted above. At July 31, 1994, 256 stores were in operation compared to 221 stores at August 1, 1993.

Total sales and comparable store sales increased 13.6% and 2.3%, respectively, for the six months ended July 31, 1994 as compared to the same period a year ago. The total sales increase was a result of the combination of opening 51 net new stores since February 1, 1993, of which 18 were opened during the first half of this year, and the comparable increase noted above.

Sales from the 144 California stores open at July 31, 1994 were approximately 63% of total sales for both the second quarter and first half of the current year. In addition, California stores produced comparable store sales increases during the second quarter.

GROSS PROFIT RATE

The gross profit rate of 46.7% and 46.8% for the current year second quarter and first half increased 0.1 and 0.4 percentage points, respectively, over similar periods in the prior year. Both increases are primarily due to higher markups on goods acquired and shipped to stores in the current year compared to a year ago but were partially offset by increased markdowns as a percent of sales in the current year. In addition, the reserve rate for inventory shrinkage was the same for the six month periods of both years but was lower in the prior year second quarter than in the current year second quarter.

OPERATING EXPENSE RATES

Operating expenses were 42.4% and 40.9% of sales for the current year second quarter and first half, respectively. Prior year second quarter and first half operating expenses were 42.6% and 39.9% of sales, respectively. The reasons for those changes are explained in the following two paragraphs.

Store expenses totaled 31.5% and 30.3% of sales for the second quarter and first half of fiscal 1994, respectively. The percentages are higher than the 31.2% and 29.3% of sales incurred during the same periods last year. The increase in store expenses as a percentage of sales is mainly due to higher rent and payroll as a percentage of sales but was partially offset by lower advertising dollars in the current year second quarter than in the prior year second quarter and lower advertising as a percentage of sales for the first half of fiscal 1994. The increases noted are to be expected during a phase of expansion.

Administrative and warehouse expense as a percentage of sales was slightly lower for the second quarter, and unchanged for the first half of fiscal 1994 as compared to the same periods last year. General cost containment helped to offset the effect of recognizing a $1,557,000 gain on the sale of land in the prior year first half.

INTEREST EXPENSE

Net interest expense was $1,433,000 and $2,391,000 for the second quarter and first half of fiscal 1994, respectively. This compares to the $1,217,000 and $2,531,000 incurred during the same periods last year. Interest amounts are higher than last year due to higher average debt levels resulting from increased borrowings, the proceeds of which were applied to both repurchase 1,335,500 shares of stock for $22,180,000 (compared to no share repurchases in the first half of fiscal 1993) and to fund higher inventory levels for new stores and in anticipation of the fall and holiday seasons.

INCOME TAX RATE

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", effective February 1, 1993 with no significant income statement impact. This Statement supersedes APB Opinion No. 11 under which the Company provided for its income taxes prior to the adoption of SFAS No. 109.

The income tax rate for the second quarter and first half of fiscal 1994 was 40.0%, and for interim reporting purposes, the entire provision for income tax is classified as current. The current rate of 40.0% reflects an increase from the fiscal 1993 rate of 39.6% for projected changes in permanent items. Income taxes were provided at a rate of 40.0% in the prior year second quarter and first half.

The Company had a net deferred tax liability of $815,000 at July 31, 1994 and $915,000 at January 30, 1994. This change in net deferred tax liability is due to a reclassification from deferred income taxes to current income taxes payable. Other current assets on the balance sheet includes $5,231,000 and $5,186,000 of current deferred assets at July 31, 1994 and January 30, 1994, respectively. Other current assets also includes $927,000 of current refundable taxes at January 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $1,873,000 in the first half of fiscal 1994 compared to a decrease of $17,124,000 in the first half of fiscal 1993. The major factors influencing the increase of cash and cash equivalents in the current year first half were lower income tax payments and higher net borrowings, partially offset by increased capital expenditures and continued repurchases of the Company's Common Stock. During the first half, the Company repurchased 1,280,400 shares of its Common Stock in the open market at a weighted average price of $16.68 per share.

The Company's long-term debt was 1.7% of equity and its total debt was 46.8% of equity at the end of the first half of fiscal 1994 compared to 1.5% and 15.1%, respectively, at fiscal year end 1993. These changes reflect the Company's ongoing stock repurchase program, as well as the financing of higher merchandise inventory levels for new stores.

Subsequent to the end of the second quarter the Company amended its credit agreement. Among other things, the Company increased the size of its committed revolver to $200 million from $150 million, extended the maturity of the agreement by approximately one year, and increased the amount of shares that it may repurchase.

The Company believes its present lines of credit are adequate to meet any seasonal or temporary liquidity needs that cannot be met with cash flow from operating activities. At July 31, 1994, the Company had $110,500,000 of outstanding revolving debt.

The Company's current ratio at the end of the first half was 1.55 versus 2.21 at fiscal year-end 1993. The change is primarily due to the growth in short-term borrowings to fund share repurchases.

For the six months ended July 31, 1994, inventory turnover decreased to .72 compared to .79 for the six months ended August 1, 1993. The decrease in inventory turnover is primarily due to the buildup of inventory in preparation for the opening of new stores, most of which opened at or near the end of the period.

                          PART II -- OTHER INFORMATION

Item 4    Submission of Matters to a Vote of Security Holders

   The Company held its 1994 Annual Meeting of Stockholders on June 22, 1994 (the "Annual Meeting"). At the Annual Meeting, shareholders elected all eight directors nominated. The following table sets forth the number of votes for and against each nominee. The number of votes cast against each nominee includes votes withheld. There were no broker non-votes or abstentions.

                                                                                              AGAINST
                                                                                                OR
      NOMINEE                                                      FOR                        WITHHELD
      -------                                                      ---                        --------
Peter S. Willmott                                               26,944,028                     99,430
Leonard S. Williams                                             26,944,123                     99,335
David H. Batchelder                                             26,361,819                    681,639
Bruce E. Karatz                                                 26,345,786                    697,672
Anthony Luiso                                                   26,930,443                    113,015
Ronald P. Spogli                                                26,929,698                    113,760
Bill M. Thomas                                                  26,943,573                     99,885
James J. Zehentbauer                                            26,690,833                    352,625

Item 6    Exhibits and Reports on Form 8-K

          (a)  Exhibits -- Exhibit 27 -- Financial Data Schedule.

          (b) Reports on Form 8-K -- No reports on Form 8-K have been filed during the quarter ended July 31, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC.




                                         /s/  Leonard S. Williams
                                         --------------------------------------
                                         Leonard S. Williams
                                         President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)



                                         /s/  Philip L. Carter
                                         --------------------------------------
                                         Philip L. Carter
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Accounting Officer)





DATE:  September 13, 1994