Form 10-Q
period 1994-10-30
MAC FRUGALS BARGAINS CLOSE OUTS INC
filed 1994-12-13
CIK 78384

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 30, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-6672

                    MAC FRUGAL'S BARGAINS * CLOSE-OUTS INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                    95-2745285
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)


      2430 EAST DEL AMO BOULEVARD
         DOMINGUEZ, CALIFORNIA                          90220-6306
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:             (310) 537-9220





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         /X/  Yes      / /  No


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Shares Outstanding at November 27, 1994       26,055,543

                                  MAC FRUGAL'S BARGAINS *
                             CLOSE-OUTS INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                      (UNAUDITED)
                         (Amounts in thousands except par value)

                                                October 30,      January 30,
                                                -----------      -----------
                                                   1994             1994
Assets

Current Assets :
  Cash and cash equivalents                    $   8,707          $  1,015
  Merchandise inventories                        232,973           181,755
  Other current assets                            15,368            15,114
                                               ---------          --------
     Total current assets                        257,048           197,884


Property, Equipment and Improvements :
  Land                                            31,432            27,109
  Buildings and improvements                      77,020            71,784
  Automobiles and trucks                           2,778             2,778
  Furniture, fixtures and equipment               86,545            75,797
  Leasehold improvements                          72,245            64,843
  Construction in progress                         3,090             1,137
                                               ---------          --------
                                                 273,110           243,448
  Less: Accumulated depreciation
        and amortization                        (100,964)          (89,628)
                                               ---------          --------
                                                 172,146           153,820

Deferred Federal and State Income
  Tax Asset                                        1,352             1,252
Deferred Financing Costs and Other Assets          4,305             5,177
                                               ---------          --------
Total Assets                                   $ 434,851          $358,133
                                               =========          ========


Liabilities and Stockholders' Equity

Current Liabilities:
  Loan payable to bank                         $ 157,600          $ 34,900
  Current portion of long-term debt                   61                97
  Accounts payable                                16,354            13,444
  Accrued expenses                                34,294            31,726
  Income taxes payable                                 -                 -
  Sales tax payable                                6,891             9,394
                                               ---------          --------
     Total current liabilities                   215,200            89,561

Long-Term Debt                                     4,288             3,869
Deferred Federal and State Income Taxes            7,353             7,353

Stockholders' Equity
  Preferred stock, $1 par value;
    authorized, 500 shares; issued, none
  Common stock, $.02778 par value;
    authorized, 100,000 shares;
    issued 29,826 shares (October 30, 1994)
    and 29,727 shares (January 30, 1994)             828               825
  Additional paid-in capital                       2,535             1,319
  Retained earnings                              269,711           256,033
                                               ---------          --------
                                                 273,074           258,177
  Less: Treasury stock, at cost, 3,457 shares
    (October 30,1994) and 55 shares
    (January 30,1994)                            (65,064)             (827)
                                               ---------          --------
Total Stockholders' Equity                       208,010           257,350
                                               ---------          --------
Total Liabilities and Stockholders' Equity     $ 434,851          $358,133
                                               =========          ========

- ------------
See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS * CLOSE-OUTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                 ( UNAUDITED )
               ( Amounts in thousands  except per share amounts )


                                    For the three months ended                For the nine months ended
                                  --------------------------------          -------------------------------
                                  October 30,          October 31,          October 30,         October 31,
                                     1994                 1993                 1994               1993
                                  -----------          -----------          -----------         -----------
  NET SALES                        $158,491             $140,581             $434,279            $383,359
  Cost of sales                      83,793               74,869              230,413             204,979
                                   --------             --------             --------            --------
  GROSS PROFIT                       74,698               65,712              203,866             178,380

  Store expenses                     48,769               44,976              132,254             116,205
  Warehouse and administrative
    expenses                         14,918               13,070               44,136              38,744
                                   --------             --------             --------            --------
  TOTAL OPERATING EXPENSES           63,687               58,046              176,390             154,949

  OPERATING INCOME                   11,011                7,666               27,476              23,431
  Interest expense, net               2,288                1,670                4,679               4,201
                                   --------             --------             --------            --------
  EARNINGS BEFORE INCOME TAXES        8,723                5,996               22,797              19,230
  INCOME TAX EXPENSE                  3,489                2,398                9,119               7,692
                                   --------             --------             --------            --------
  NET EARNINGS                     $  5,234             $  3,598             $ 13,678            $ 11,538
                                   ========             ========             ========            ========

  EARNINGS PER COMMON SHARE           $0.19                $0.12                $0.47               $0.39
  AVERAGE SHARES OUTSTANDING         28,142               29,869               29,042              29,892
                                   ========             ========             ========            ========



- ------------
See Notes to Consolidated Financial Statements.


                                     MAC FRUGAL'S BARGAINS * CLOSE-OUTS INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                            (UNAUDITED)
                                                      (Amounts in thousands)

                                  Common Stock          Additional                            Treasury Stock
                              -------------------        Paid-in         Retained        ---------------------
                              Shares       Amount        Capital         Earnings        Shares         Amount        Total
                              -------      ------       ----------       --------        ------         ------      --------
Balance, January 30, 1994     29,727       $825         $1,319           $256,033            55      $   (827)       $257,350

Exercise of stock options         99          3          1,159                                                          1,162

Non-cash compensation
 expense                                                    57                                                            57

Purchase of Treasury stock,
 at cost                                                                                  3,402       (64,237)        (64,237)

Net earnings for nine months                                               13,678                                      13,678
                              ------       ----         ------           --------         -----      --------        --------

Balance, October 30, 1994     29,826       $828         $2,535           $269,711         3,457      $(65,064)       $208,010
                              ======       ====         ======           ========         =====      ========        ========

- -----------
See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS * CLOSE-OUTS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in thousands)


                                                           For the nine months ended
                                                       ---------------------------------
                                                        October 30,          October 31,
                                                           1994                 1993
                                                       ------------          ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
  Cash received from customers                         $ 434,279             $ 383,359
  Cash paid to suppliers and employees                  (443,171)             (390,814)
  Income taxes paid                                       (9,868)              (21,425)
  Interest paid                                           (3,868)               (4,935)
  Interest received                                           51                   607
                                                       ---------             ---------
    Net cash used in operating activities                (22,577)              (33,208)

Cash flows from investing activities:
  Capital expenditures                                   (30,212)              (18,244)
  Proceeds from sale of fixed assets                         473                25,879
                                                       ---------             ---------
    Net cash (used in) provided by investing
      activities                                         (29,739)                7,635

Cash flows from financing activities:
  Net borrowings under line of credit agreements         122,700                83,800
  Repurchase of treasury stock                           (64,237)                  -
  Payment of long-term debt                                  (82)              (76,738)
  Proceeds from sale of stock options                      1,162                   435
  Other (net)                                                465                   360
                                                       ---------             ---------
    Net cash provided by financing activities             60,008                 7,857
                                                       ---------             ---------
    Increase (decrease) in cash and cash equivalents       7,692               (17,716)
Cash and cash equivalents, beginning of period             1,015                21,820
                                                       ---------             ---------
Cash and cash equivalents, end of period               $   8,707             $   4,104
                                                       =========             =========




- ------------
See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS * CLOSE-OUTS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (continued)


                                                               For the nine months ended
                                                            -------------------------------

                                                            October 30,        October 31,
                                                               1994                1993
                                                            -----------        ------------
Reconciliation of Net Income to Net Cash Used
  In Operating Activities:

Net income                                                   $ 13,678             $ 11,538
Adjustments to reconcile net income to net cash
  used in operating activities:
  Depreciation and amortization                                11,590               11,446
  Gain on sale of fixed assets                                   (177)              (1,789)
  Non-cash compensation expense                                    57                   57
  Changes in assets and liabilities:
    Increase in inventory                                     (51,218)             (61,393)
    Decrease (increase) in other assets                           618              (16,403)
    (Increase) decrease in deferred income tax asset             (100)              12,753
    Increase in accounts payable, accrued
       expenses and sales tax payable                           2,975               23,925
    Decrease in federal and state income taxes                      -              (14,717)
    Increase in deferred federal and state income taxes             -                1,375
                                                             --------             --------
  Total adjustments                                           (36,255)             (44,746)
                                                             --------             --------
  Net cash used in operating activities                      $(22,577)            $(33,208)
                                                             ========             ========




- ------------
See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS * CLOSE-OUTS INC. AND SUBSIDIARIES
                     PART I - ITEM I - FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         The Company's effective tax rate during the third quarter and first nine months of fiscal 1994 was 40.0%. The provision for income tax expense was $3,489,000 and $9,119,000 for the third quarter and first nine months of fiscal 1994, respectively. For interim reporting purposes the entire provision for income tax expense was classified as current.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company had a net deferred tax liability of $770,000 at October 30, 1994 and $915,000 at January 30, 1994. This change in net deferred tax liability is due to a reclassification from deferred income taxes to current income taxes payable. Other current assets on the balance sheet includes $5,231,000 and $5,186,000 of current deferred assets at October 30, 1994 and January 30, 1994, respectively. Other current assets also includes $927,000 of current refundable taxes at January 30, 1994.

         The Company provided no valuation allowance against its deferred tax assets recorded as of October 30, 1994 and January 30, 1994.

Note 4 The Company repurchased 2,121,900 and 3,402,300 shares of its common stock in the third quarter and first nine months of fiscal 1994, respectively. The repurchase resulted in a dilution of the quarterly weighted average shares outstanding and, as such, the sum of the quarterly earnings per share exceeds annual earnings per share by $0.01.

            PART I - ITEM II MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITIONS AND INTERIM RESULTS OF OPERATIONS

SALES
- -----

Total sales and comparable store sales increased 12.7% and 3.5%, respectively, for the three months ended October 30, 1994 as compared to the same period a year ago. The total sales increase was a result of opening 39 net new stores since October 31, 1993 combined with the comparable store sales increase noted above but partially offset by sales from discontinued seasonal Christmas stores in the prior year. The comparable store sales increase in turn, was due to a better assortment of seasonal merchandise combined with improving store operations. At October 30, 1994, 267 stores were in operation compared to 228 year-round stores and 166 discontinued seasonal Christmas stores at October 31, 1993. The Company opened 10 net new stores during the current quarter.

Total sales and comparable store sales increased 13.3% and 2.8%, respectively, for the nine months ended October 30, 1994 as compared to the same period a year ago. These increases are due to the same factors mentioned in the previous paragraph.

Total sales in the prior year include $4,346,000 from discontinued seasonal Christmas stores for both the third quarter and first nine months ended October 31, 1993. Excluding these seasonal Christmas store sales from the prior year, the total sales increase for the third quarter and first nine months ended October 30, 1994 is 16.3% and 14.6%, respectively.

Sales from the 151 California stores open at October 30, 1994 were approximately 63% of total sales for both the third quarter and first nine months of the current year. In addition, California stores produced comparable store sales increases during the third quarter.

GROSS PROFIT RATE
- -----------------

The gross profit rate of 47.1% and 46.9% for the current year third quarter and first nine months increased 0.4 percentage points over the same periods in the prior year. Both increases are primarily due to higher initial markups on goods acquired and shipped to stores in the current year compared to a year ago but were partially offset by higher markdowns as a percent of sales in the current year. The reserve rate for inventory shrinkage was the same for both the nine month and third quarter periods of both years.

OPERATING EXPENSE RATES
- -----------------------

Operating expenses were 40.2% and 40.6% of sales for the current year third quarter and first nine months, respectively. Prior year third quarter and first nine months operating expenses were 41.3% and 40.4% of sales, respectively. Last year's third quarter and nine month operating expenses included expenses from the discontinued Christmas stores. These expenses as a percent of the Christmas store sales were at a higher percentage than the expense to sales ratio of the combined Mac Frugal's/Pic 'N' Save stores.

Store expenses totaled 30.8% and 30.5% of sales for the third quarter and first nine months of fiscal 1994, respectively, while for the same periods of fiscal 1993 they were 32.0% and 30.3% of sales. Excluding the discontinued seasonal Christmas stores, store expenses were slightly higher in this year's third quarter and first nine months than the prior year. The increase was mainly due to higher rent, payroll and depreciation as a percentage of sales, offset only partially by lower advertising and supply expenses as a percentage of sales. These increases are to be expected during a phase of expansion.

Administrative and warehouse expenses as a percentage of sales were slightly higher for the third quarter and for the first nine months of fiscal 1994, as compared to the same periods last year. General cost containment at the warehouses offset the effect of recognizing gains on the sale of land of $229,000 and $1,786,000 in the prior year third quarter and first nine months, respectively.

INTEREST EXPENSE
- ----------------

Net interest expense was $2,288,000 and $4,679,000 for the third quarter and first nine months of fiscal 1994, respectively. This compares to the $1,670,000 and $4,201,000 incurred during the same periods last year. Interest amounts are higher than last year due to higher average debt levels and higher interest rates. The proceeds of these increased borrowings were used to: (1) repurchase 3,457,400 shares of stock in the open market since October 31, 1993 for a total amount of $65,064,000; and (2) fund higher inventory levels to stock new stores and for the Christmas selling season.

INCOME TAX RATE
- ---------------

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", effective February 1, 1993 with no significant income statement impact. This Statement supersedes APB Opinion No. 11 under which the Company provided for its income taxes prior to the adoption of SFAS No. 109.

The income tax rate for the third quarter and first nine months of fiscal 1994 was 40.0%, and for interim reporting purposes, the entire provision for income tax is classified as current. The current rate of 40.0% reflects an increase from the fiscal 1993 rate of 39.6% for projected changes in permanent items. Income taxes were provided at a rate of 40.0% in the prior year third quarter and the first nine months of fiscal 1993.

The Company had a net deferred tax liability of $770,000 at October 30, 1994 and $915,000 at January 30, 1994. This change in net deferred tax liability is due to a reclassification from deferred income taxes to current income taxes payable. Other current assets on the balance sheet includes $5,231,000 and $5,186,000 of current deferred assets at October 30, 1994 and January 30, 1994, respectively. Other current assets also includes $927,000 of current refundable taxes at January 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Cash and cash equivalents increased $7,692,000 in the first nine months of fiscal 1994 compared to a decrease of $17,716,000 in the first nine months of fiscal 1993. The major factors influencing the increase of cash and cash equivalents in the first nine months of the current year were lower income tax payments and higher net borrowings, partially offset by increased capital expenditures and continued repurchases of the Company's Common Stock. During the first nine months ended October 30, 1994, the Company repurchased 3,402,300 shares of its common stock in the open market at a weighted average price of $18.88 per share.

The Company's long-term debt was 2.1% of equity and its total debt was 77.9% of equity at the end of the first nine months of fiscal 1994 compared to 1.9% and 37.3%, respectively, at October 31, 1993. At January 30, 1994, long-term debt was 1.5% of equity and total debt was 15.1% of equity. These changes reflect the Company's ongoing stock repurchase program, as well as the financing of higher merchandise inventory levels and capital expenditures for new stores.
In addition, the Company earns most of its annual net income during the fourth quarter of the year.

During the third quarter the Company amended its credit agreement. Among other things, the Company increased the size of its committed revolver to $200 million from $150 million, extended the maturity of the agreement by approximately one year to August 10, 1997, and increased the amount of shares that it may repurchase.

The Company believes its present lines of credit are adequate to meet any seasonal or temporary liquidity needs that cannot be met with cash flow from operating activities. At October 30, 1994, the Company had $157,600,000 of outstanding revolving debt. Of this outstanding debt, $136,000,000 was borrowed under committed lines and $21,600,000 was borrowed under uncommitted credit lines.

A portion of the $157,600,000 outstanding revolving debt, based on a formula set forth in the amended credit agreement, must be paid down for forty-five consecutive days each year. The balance matures on August 10, 1997. The weighted average interest rate on the outstanding revolving debt at October 30, 1994 was 5.92%.

The Company's current ratio at the end of the first nine months was 1.19 versus
1.68 at October 31, 1993. The change is primarily due to the growth in short-term borrowings to fund share repurchases. At January 30, 1994, the current ratio was 2.21. The end of the fiscal year generally represents the lowest inventory and debt positions on an annual basis.

For the nine months ended October 30, 1994, inventory turnover decreased to
1.09 compared to 1.16 for the nine months ended October 31, 1993. The decrease in inventory turnover is primarily due to the buildup of inventory in preparation for the opening of new stores.

                          PART II - OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K

         (a)      Exhibits -- Exhibit 27 -- Financial Data Schedule.

         (b) Reports on Form 8-K - No reports on Form 8-K have been filed during the quarter ended October 30, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MAC FRUGAL'S BARGAINS * CLOSE-OUTS INC.




                                 /s/ Leonard S. Williams
                                 ------------------------------
                                 Leonard S. Williams
                                 President and
                                 Chief Executive Officer
                                 (Principal Executive Officer)




                                 /s/ Philip L. Carter
                                 ------------------------------
                                 Philip L. Carter
                                 Executive Vice President and
                                 Chief Financial Officer
                                 (Principal Accounting Officer)





DATE:  December 13, 1994
       -----------------