Form 10-K
period 1995-01-29
MAC FRUGALS BARGAINS CLOSE OUTS INC
filed 1995-04-27
CIK 78384

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED JANUARY 29, 1995
                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER 0-6672

                   MAC FRUGAL'S BARGAINS  -  CLOSE-OUTS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                      DELAWARE                                              95-2745285
           (STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)
             2430 EAST DEL AMO BOULEVARD
                DOMINGUEZ, CALIFORNIA                                       90220-6306
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 537-9220
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                       NAME OF EACH EXCHANGE
                 TITLE OF EACH CLASS                                    ON WHICH REGISTERED
- -----------------------------------------------------  -----------------------------------------------------
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

                               [X] Yes     [ ] No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of shares of the voting stock held by non-affiliates of the Company, based on the closing sale price of such stock on the New York Stock Exchange on April 21, 1995, was approximately $333,145,519.

        The number of shares of Common Stock outstanding as of April 21, 1995 was 25,540,843.

                      Documents Incorporated by Reference

        Portions of the Company's definitive proxy statement relating to the
1995 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III hereof.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                               ITEM NO. IN
                                                FORM 10-K                                                  PAGE
- ---------------------------------------------------------------------------------------------------------  ----
                                                    PART I
      1.  BUSINESS.......................................................................................    1
          General........................................................................................    1
          Merchandise and Suppliers......................................................................    1
          Warehousing and Distribution...................................................................    2
          Retail Stores..................................................................................    2
          Marketing......................................................................................    3
          Employees......................................................................................    3
          Competition....................................................................................    3
          Trademarks.....................................................................................    3
          Restrictions on Imports........................................................................    3
      2.  PROPERTIES.....................................................................................    4
          Retail Stores..................................................................................    4
          Corporate Offices and Warehouse Facilities.....................................................    5
      3.  LEGAL PROCEEDINGS..............................................................................    5
      4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................    5

                                                    PART II
      5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS............................................................................    6
      6.  SELECTED FINANCIAL DATA........................................................................    7
      7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS......................................................................    8
      8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................   11
      9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........   11

                                                   PART III
 10.-13.  THE INFORMATION REQUIRED BY ITEMS 10-13 OF FORM 10-K IS INCORPORATED BY REFERENCE FROM THE
          COMPANY'S DEFINITIVE PROXY MATERIALS FOR ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD IN
          1995...........................................................................................   12

                                                    PART IV
     14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K................................   12

                                     PART I

ITEM 1.  BUSINESS

GENERAL

        Mac Frugal' Bargains o Close-outs Inc. (collectively with its subsidiaries, the "Company") was incorporated under the laws of the state of Delaware in 1971 as successor to a number of entities, the first of which was founded in 1950. The Company's principal executive offices are located at 2430
E. Del Amo Boulevard in Dominguez, California, a suburb of Los Angeles. The Company maintains centralized buying, personnel, systems, pricing, advertising, merchandising, real estate and accounting functions at its principal executive offices. See ITEM 2. "Properties -- Corporate Offices and Warehouse Facilities".

        At January 29, 1995, the Company operated a chain of 278 retail stores that specialize in the sale of new "close-out" merchandise which is purchased from manufacturers and wholesalers at prices less than initial wholesale prices and is sold at prices below normal retail prices. The Company's stores are operated under the names "Pic 'N' Save" and "Mac Frugal's Bargains o Close-outs" and collectively offer, on a self-service basis, a wide selection of close-out merchandise, including apparel and accessories, notions, novelties, toys, games, stationery, greeting cards, books, candles, luggage, artificial flowers, beauty aids, candy, snacks, beverages, housewares, domestics, Christmas theme items and giftwares. The Company targets value-oriented consumers, and merchandise is currently sold on a cash-and-carry basis, with certain credit cards accepted.

        During the fall of 1993 and 1992, the Company developed a seasonal store concept that operated under the names "Christmas Close-outs" and "Christmas Enchantments." The Company operated 168 and 25 of these seasonal stores in 1993 and 1992, respectively. These seasonal stores offered new Christmas theme merchandise purchased from manufacturers at prices less than initial wholesale prices and sold at prices below normal retail prices. Categories of merchandise available in these stores were similar to the Christmas seasonal merchandise offered in the year-round stores. The Christmas Close-outs and Christmas Enchantments stores were generally operated for the three months from October through Christmas. The Company has put further development of this concept on hold for the reasons discussed later in this section under "Retail Stores".

        At January 29, 1995, 165 of the Company's year-round retail stores operated under the name "Mac Frugal's Bargains o Close-outs". The remaining 113 year-round stores, located in Southern California, operated under the name "Pic 'N' Save".

        For the year ended January 29, 1995 (fiscal 1994), approximately 56% of the Company's year-round stores were located in California and generated approximately 63% of the sales from year-round stores. The Company believes California entered the current recession some time between 1991 and 1992. In addition to facing some of the same factors that influence the national and global economies, California has been challenged by reductions in aerospace and federal defense spending which have adversely affected California unemployment rates relative to national unemployment rates. The economic hardship felt by unemployed individuals has led to a general reduction of retail spending in California as measured by reduced sales tax receipts by the State of California. This reduction has adversely impacted the Company's California sales during fiscal 1994, 1993 and 1992.

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

        The Company also special-orders and reorders merchandise from offshore manufacturers primarily in Asia at purchase prices consistent with its general merchandising philosophy of offering merchandise to customers at prices below normal retail prices. Purchases are made either through a trading company or direct from the manufacturer, often early in the purchasing season. The continuation of the Company's purchasing of such merchandise is dependent upon the continuation of the Company's ability to obtain such advantageous pricing. Offshore purchases did not account for more than 24% of the Company's total purchases in any year during the three years ended January 29, 1995.

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

RETAIL STORES

        Permanent Stores -- The Company's retail stores are principally located in the Western, Southwestern, Southern and Southeastern United States, with 113 stores located in Southern California at January 29, 1995. Stores in Southern California are currently operated under the name "Pic 'N' Save" and all other stores are operated under the name "Mac Frugal's Bargains o Close-outs". The table below provides a state by state breakdown of the Company's year-round retail store locations at the end of the five most recent fiscal years.

                    MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC.
              TOTAL NUMBER OF YEAR-ROUND STORES AT FISCAL YEAR END
                                   1990-1994

FISCAL
 YEAR
 END       CA      AZ      TX      NV      NM      UT      CO      ID      LA      GA      FL      AL      TOTAL
- ------     ---     ---     ---     ---     ---     ---     ---     ---     ---     ---     ---     ---     -----
 1994      157     20      37       8       6       7      11       1       9       5      16       1       278
 1993      133     16      36       7       5       6       7       1       9       5      11       1       237
 1992      109     11      36       5       5       6       7       1       9       5      10       1       205
 1991       98     11      35       5       5       6       7       1       9       5      10       1       193
 1990       98     11      35       4       5       6       7       1       9       5       9       1       191

        During fiscal 1994, the Company opened thirty-nine stores, net of one store relocated, reopened three stores damaged in an earthquake and closed one store due to its lease expiring with no options and no relocation opportunities. Of the 41 net new stores, seventeen are located in Southern California, seven in Northern California, four in Arizona, one each in Texas, Nevada, New Mexico and Utah, four in Colorado and five in Florida. The relocated store was in Arizona.

        In fiscal 1994, the Company continued to focus its expansion in the California market. California is the Company's largest market for sales and earnings. The Company believes that concentrating on this market at a time when quality real estate is readily available at lower prices than in the past will provide growth opportunities as the California economy strengthens over time.

        During the five-year period from January 29, 1990 through January 29, 1995, the Company opened or acquired the operations of 114 new stores, permanently closed 26 stores and temporarily closed and reopened three stores, increasing its chain of retail stores from 190 to 278. Fourteen stores permanently closed were Job Lot Pushcart stores in New York and New Jersey, which the Company acquired in 1988 and conveyed back to the former owner in accordance with a put provision in the original acquisition agreement. Six of the other closed stores were replaced by upgraded facilities located in the same geographic area; four were closed due to inability to renew the leases; one owned store was permanently closed due to earthquake damages; and one owned store was closed, put up for sale and subsequently reopened.

        No store accounts for more than 2% of the Company's revenues.

        Seasonal Stores -- In addition to the "Pic 'N' Save" and "Mac Frugal's Bargains o Close-outs" stores which are open year-round, the Company opened temporary retail locations during the Christmas season for the first time in fiscal 1992 and again in fiscal 1993. The Christmas season stores were designed to allow the Company to generate additional revenues and profits through sales during the peak Christmas selling season while avoiding related costs associated with maintaining such locations on a year-round basis.

        The table on the next page provides a state by state breakdown of the Company's Christmas season store locations in operation at the conclusion of the Christmas selling season for the two fiscal years that they operated.

                    MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC.
            TOTAL NUMBER OF CHRISTMAS SEASON STORES AT DECEMBER 24,
                                   1992-1993

DECEMBER 24,     CA      AZ      TX      NV      UT      CO      LA      GA      FL      TOTAL
- ------------     ---     ---     ---     ---     ---     ---     ---     ---     ---     -----
    1993         105     13      12       4      11       4       5       5       9       168
    1992          25      0       0       0       0       0       0       0       0        25

        The Company has put future development of this concept on hold. After assessing the performance of the Christmas season stores at the completion of the 1993 season, the Company determined that it would be difficult to earn pretax profit contributions as a percentage of sales from these stores equal to or higher than the contributions it can earn from its year-round stores.

MARKETING

        The Company's primary marketing strategy is to distribute color circulars within a radius surrounding substantially all of its stores. These circulars communicate selected product offerings to targeted customers within each such store's primary trade area. To a lesser extent, the Company employs electronic media or newspaper advertising, usually to supplement circular advertising. The Company also utilizes various special promotions and celebrity appearances in conjunction with the grand openings of its stores.

EMPLOYEES

        At January 29, 1995 the Company had approximately 8,177 employees. Temporary personnel are employed in the stores during the Christmas holiday season. Management believes its employee relations are generally good.

COMPETITION

        The Company faces competition for patronage of customers in varying degrees from national, regional and local areas in which the Company's stores are located. Many of these retail establishments offer merchandise similar to that available from the Company, including close-out merchandise at discount prices. However, unlike the Company's stores, most retail outlets, including discount stores, primarily offer continuing lines of merchandise. The Company competes with other retail establishments, including discount stores, by offering new close-out merchandise at significant reductions from original retail prices. Some of the Company's competitors have greater financial resources than those available to the Company.

        During the past several years, there have been a number of off-price retailers entering the retail consumer market. These retailers generally carry fashion-oriented soft goods sold at higher price points than the soft goods sold by the Company's stores and do not generally carry lines of close-out hard goods. Recently, stores that sell all or substantially all of their merchandise at a single price have entered the market selling close-out goods.

        Competition for close-out merchandise has increased over the years. The Company, however, has not experienced, and does not anticipate experiencing, any difficulty in obtaining close-out merchandise in adequate volume and at suitable prices. The Company competes for quality close-out merchandise primarily with wholesalers and other close-out retailers, some of which are larger than the Company. Unlike most of these wholesalers, however, the Company disposes of the merchandise through its own retail stores, which specialize in close-out merchandise. The Company is thus able to assure a supplier that its close-out merchandise will not compete in the supplier's normal channels of distribution.

        In addition to competing for customers and merchandise, the Company also competes with a wide range of other entities to obtain suitable locations for new year-round stores.

TRADEMARKS

        The Company employs the service marks "Pic 'N' Save" and "Mac Frugal's Bargains o Close-outs" in connection with its year-round stores. The Company has registered its service mark "Mac Frugal's Bargains o Close-outs" with the U.S. Patent and Trademark Office and the Company has common law rights in the Southern California area to the service mark "Pic 'N' Save". The Company does not believe that loss of any of the Company's service marks would have a material adverse impact upon the Company.

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

        On March 3, 1994, the President reinstated, by Executive Order, the "Special 301" provisions of the Omnibus Trade and Competitiveness Act of 1988. On April 30, 1994, the United States Trade Representative ("USTR") designated China as a priority foreign country for purposes of "Special 301" because it concluded that China was failing to provide adequate and effective protection of intellectual property rights and denying fair and equitable market access to persons that rely on intellectual property protection. As required by law, an investigation was initiated and consultations were undertaken between the governments of United States and China. On February 5, 1995, the USTR determined that China's enforcement of intellectual property rights and provisions for market access to persons that rely on intellectual property protection were unreasonable and constituted a burden or restriction on U.S. commerce. As such, the USTR determined to increase duties on certain products to 100% percent ad valorem.

        Pursuant to an agreement reached between China and the United States, effective February 26, 1995, the USTR terminated its Special 301 investigation, rescinded China's designation as a priority country and rescinded the increased tariffs. The USTR will continue to monitor the implementation of this agreement to determine whether further action is required under "Special 301." The Company is unable to predict whether China will continue to comply with the terms of the agreement.

        On June 2, 1994, the President renewed the People's Republic of China's most-favored nation (MFN) status for another year. At that time the President indicated that China's MFN status would no longer be conditioned upon progress in the area of human rights. Other conditions, such as freedom of emigration goals, continue to be in force. The decision to extend China's MFN status for another year must be taken on June 3, 1995.

        The Company is unable to predict whether the United States will revoke the People's Republic of China MFN status, but any such revocation of MFN status would result in significantly higher tariffs on Chinese Imports. In addition, the Company is unable to predict whether the People's Republic of China or any other country from which the Company imports goods will be investigated under Special 301 provisions, whether the United States will retaliate against the People's Republic of China or any such other country, or whether any such retaliation would include products imported by the Company or otherwise result in increases in the cost or restrictions in the supply of products imported by the Company.

ITEM 2.  PROPERTIES

RETAIL STORES

        The Company leases most of the buildings and land that comprise its retail stores. At the end of fiscal 1994, the Company owned the buildings (but not the underlying land) occupied by two stores, and owned the buildings and land occupied by 54 other stores, one of which is a commercial condominium, one of which is located at the Company's corporate office facility in Dominguez, California, and one of which is located at the Company's warehousing facility in Rancho Cucamonga, California. One of the owned buildings is permanently closed due to earthquake damage and is up for sale while a relocation is being sought. The balance of the buildings and land which comprised the Company's 278 operating store locations at fiscal year end were leased.

        The leases for the store premises vary as to their terms, rental provisions, expiration dates, and the existence of renewal options. The number of years remaining on leases for the Company's stores (excluding unexercised options) ranges from less than one year to 26 years. The termination of the lease due to expire within the next two years (without renewal options) would not have a material adverse effect on the operations of the Company. Most of the leases are fixed minimum rentals, and some provide for additional rental based upon a percentage of total store sales in excess of certain amounts. Most leases also require the Company to pay all or a portion of the real estate taxes, insurance charges and maintenance expenses relating to the leased premises. The Company generally does not maintain earthquake insurance for its retail stores.

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

        The Company's retail stores are located in concrete or masonry buildings and are mostly furnished with inexpensive store fixtures. During fiscal 1992, the Company installed point-of-sale and scanning equipment in all of its stores pursuant to an equipment lease entered into in 1991. The equipment lease expires with respect to various equipment between December 31, 1996 and March 31, 1997 and contains options to extend the terms and options to buy the equipment. Except for this leased equipment, the Company owns all of its store fixtures and equipment.

        The majority of the Company's stores are located in or adjacent to shopping centers of various sizes and have adjacent parking facilities. The stores generally offer air-conditioned shopping from 9:00 a.m. to 9:00 p.m., Monday through Saturday, and 10:00 a.m. to 9:00 p.m. on Sunday. Particular location schedules may vary slightly.

        Selling space in the Company's stores generally is between 17,000 and 23,000 square feet, depending on the particular location. Currently, the smallest selling area in any one store location is approximately 4,427 square feet; the largest selling area in any one store location is approximately 28,060 square feet. For the period from December 31, 1989 through January 29, 1995, gross selling space increased from 3,412,367 square feet to 5,008,535 square feet. As of the end of fiscal 1994, aggregate retail selling space at the Company's 278 operating store locations was categorized according to the following real property arrangements:

                                                                                 RETAIL
                                                            NUMBER OF         SELLING SPACE
                               OPERATING STORES             LOCATIONS         (IN SQ. FT.)
                    --------------------------------------  ---------         -------------
                    Owned                                       54                958,368
                    Leased                                     222              4,009,717
                    Owned, Subject to Ground Lease               2                 40,450
                                                               ---            -------------
                    Total Operating                            278              5,008,535
                                                            ==========        ============

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

        The Company also leases an office in New York City to facilitate buying operations at that supply source. As of January 29, 1995, a new lease was in place to relocate the existing 3,082 square foot office to a new 1,350 square foot office in the same building.

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

        The New Orleans distribution center was completed in 1991 with a capacity to service approximately 200 year-round stores. The Company is currently servicing 85 stores in the South and Southeastern United States from the New Orleans distribution center. In the third quarter of fiscal 1992, the Company wrote down the net book value of the New Orleans distribution center (warehouse and equipment) by $36,646,000 to reflect a permanent impairment in its value to the Company. Ongoing under-utilization of the warehouse capacity because of the Company's decision to initially concentrate future expansion plans mainly in western markets as well as management's intention to investigate a sale/leaseback of the facility necessitated a write-down to the Company's recoverable cost. The recoverable cost was determined by fair market value appraisals conducted by independent nationally recognized appraisers.

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

        The Company leased approximately 75,000 square feet of the New Orleans distribution center to an unaffiliated third party during fiscal 1991. The lease expired in January 1994. The Company leased an additional 33,340 square feet to an unaffiliated third party during fiscal 1992, and this was expanded to 40,940 square feet in fiscal 1993 and to 48,840 square feet in fiscal 1994. That lease expires in 1997.

        The Company maintains earthquake insurance for its corporate office and warehouse facilities that it believes is adequate.

ITEM 3.  LEGAL PROCEEDINGS

        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted for a vote of security holders during the fourth quarter of the fiscal year ended January 29, 1995.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Philip L. Carter        46     President and Chief Executive Officer since March 1995; Executive Vice President,
                               Chief Financial Officer since August 1993, Senior Vice President, Chief Financial
                               Officer since October 1991; Vice President Finance; Distribution since 1991; Chief
                               Executive Officer, San Remo (Australia) 1987-1990.
Mark J. Miller          43     Executive Vice President, Merchandising and Stores since March 1995; Executive Vice
                               President, General Merchandise Manager since September 1992; Vice President of
                               Merchandising/General Merchandise Manager 1991-1992, The Disney Store, Inc.; Vice
                               President, Merchandise Manager, Hardlines 1988-1991, Pic 'N' Save Corporation.
Patricia J. Wehner      44     Senior Vice President, Real Estate and Construction since August 1993, Vice
                               President, Real Estate and Construction since June 1991; Senior Vice President,
                               1988-1991, MAS Marketing (retail consulting).

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company commenced trading of its Common Stock on the New York Stock Exchange effective June 11, 1992, under the symbol MFI. The Company's Common Stock was traded in the over-the-counter market under the symbol PICN and was reported on the NASDAQ National Market System until June 10, 1992. The following table shows the high and low sales prices as reported on the New York Stock Exchange for the Company's Common Stock.

FISCAL YEAR         QUARTER         HIGH        LOW
- -----------     ---------------    -------    -------
    1993        First Quarter      $ 18.75    $ 13.88
                Second Quarter       20.13      13.13
                Third Quarter        16.75      13.25
                Fourth Quarter       20.00      13.13

    1994        First Quarter        18.50      14.50
                Second Quarter       18.75      15.63
                Third Quarter        21.13      17.25
                Fourth Quarter       21.25      16.38

        At April 21, 1995, there were 974 stockholders of record.

        The closing sale price of the Company's Common Stock on April 21, 1995 was $13.75 per share.

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

ITEM 6. SELECTED FINANCIAL DATA
(AMOUNTS IN THOUSANDS, EXCEPT FOR CURRENT RATIO, STORE AND PER SHARE DATA)

                                                                                    YEAR ENDED
                                                  ------------------------------------------------------------------------------
                                                  JANUARY 29,     JANUARY 30,      JANUARY 31,      FEBRUARY 2,      FEBRUARY 3,
                                                     1995            1994             1993             1992             1991
                                                  -----------     -----------      -----------      -----------      -----------
Net Sales.....................................     $ 682,083       $ 627,063        $ 540,295        $ 542,578        $ 529,115
Operating Income..............................     $  70,645       $  57,667        $  24,268        $  63,163        $  37,056
Earnings Before Income Taxes..................     $  64,272       $  52,875        $  17,408        $  54,877        $  27,682
Net Earnings..................................     $  38,884       $  31,937        $  11,348        $  34,215        $  17,245
Net Earnings Per Common Share.................     $    1.37       $    1.07        $    0.37        $    1.12        $    0.52
Net Earnings as a Percent of Sales............           5.7%            5.1%             2.1%             6.3%             3.3%
Average Shares Outstanding....................        28,353          29,931           30,295(1)        30,649(1)        33,480(1)
Cash Dividends Per Common Stock...............          None            None             None             None             None
At Year End:
Total Assets..................................     $ 386,376       $ 369,563(2)     $ 382,621(2)     $ 410,425(2)     $ 350,087(2)
Long-Term Debt................................     $   4,491       $   3,869        $  54,475        $  81,567        $  68,164
Stockholders' Equity..........................     $ 216,881       $ 257,350        $ 224,447        $ 226,038        $ 190,405
Working Capital...............................     $  44,012       $ 108,323        $ 105,834        $ 104,422        $  54,439
Current Ratio.................................           1.3             2.2              2.3              2.3              1.7
Number of Stores (End of Year)................           278             237              205              193              191
Number of Stores Opened.......................            43              39               12                3               20
Number of Stores Closed.......................             2               7                0                1               19
Sales Square Footage..........................         5,008           4,409(3)         3,869(3)         3,607            3,568
Net Sales Per Avg. Sq. Footage................     $     145       $     144(4)     $     143(4)     $     151        $     152

- ---------------
(1) Adjusted for the effect of shares issued pursuant to two stock purchase agreements in 1988 assumed outstanding under the Treasury stock method.

(2) Total assets reflect certain balance sheet reclassifications to conform to the January 29, 1995 balance sheet presentation.

(3) Excludes sales square footage of four stores temporarily closed on January 17, 1994 due to the Southern California earthquake for the year ended January 30, 1994 and excludes sales square footage related to seasonal Christmas stores.

(4) Excludes space and results related to seasonal Christmas stores but includes sales and sales square footage of the four stores temporarily closed on January 17, 1994 for the year ended January 30, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The following table presents for the periods indicated certain items in the consolidated statements of earnings as a percentage of net sales (except as otherwise provided) and the percentage change in dollar amounts of such items compared to the indicated prior period.

                                                      PERCENTAGE OF NET SALES                  PERCENTAGE CHANGE
                                              ----------------------------------------     -------------------------
                                               JANUARY        JANUARY        JANUARY         FISCAL         FISCAL
                                               29, 1995       30, 1994       31, 1993       1994 VS        1993 VS
                                                FISCAL         FISCAL         FISCAL         FISCAL         FISCAL
                 YEAR ENDED                      1994           1993           1992           1993           1992
                                              ----------     ----------     ----------     ----------     ----------
Permanent Store Sales.......................     100.0%          95.8%          99.3%          13.5%          12.1%
Seasonal Store Sales........................        --            4.2            0.7         (100.0)         545.4
                                              ----------     ----------     ----------     ----------     ----------
Net Sales...................................     100.0          100.0          100.0            8.8           16.1
                                              ----------     ----------     ----------     ----------     ----------
Costs of Permanent Store Sales(1)...........      52.5           53.6           52.2           11.2           15.2
Costs of Seasonal Store Sales(2)............        --           52.8           45.3         (100.0)         652.3
                                              ----------     ----------     ----------     ----------     ----------
Total Costs of Sales........................      52.5           53.6           52.1            6.7           19.3
                                              ----------     ----------     ----------     ----------     ----------
Gross Profit from Permanent Store
  Sales(1)..................................      47.5           46.4           47.8           16.1            8.7
Gross Profit from Seasonal Store Sales(2)...        --           47.2           54.7         (100.0)         456.8
                                              ----------     ----------     ----------     ----------     ----------
Total Gross Profit..........................      47.5           46.4           47.9           11.2           12.5
                                              ----------     ----------     ----------     ----------     ----------
Store Expenses..............................      28.1           28.7           27.8            6.4           19.8
Warehouse and Administrative Expenses.......       9.0            8.5            8.8           15.2           12.4
Warehouse Write-down Expense................        --             --            6.8             --         (100.0)
                                              ----------     ----------     ----------     ----------     ----------
Total Expenses..............................      37.1           37.2           43.4            8.4           (0.4)
                                              ----------     ----------     ----------     ----------     ----------
Operating Income............................      10.4            9.2            4.5           22.5          137.6
                                              ----------     ----------     ----------     ----------     ----------
Interest Expense, Net.......................       0.9            0.8            1.3           33.0          (30.1)
                                              ----------     ----------     ----------     ----------     ----------
Earnings Before Income Taxes................       9.4            8.4            3.2           21.6          203.7
Income Taxes................................       3.7            3.3            1.1           21.3          245.5
                                              ----------     ----------     ----------     ----------     ----------
Net Earnings................................       5.7%           5.1%           2.1%          21.8%         181.4%
                                              ==========     ==========     ==========     ==========     ==========

- ---------------
(1) As a percentage of Permanent Store Sales.
(2) As a percentage of Seasonal Store Sales.

FISCAL YEAR ENDED JANUARY 29, 1995 COMPARED TO FISCAL YEAR ENDED JANUARY 30,
1994

        Net sales for fiscal 1994 increased $55,020,000 or 8.8% from fiscal 1993. This increase was the combined result of 41 net new stores during the year and the full year operation of the 36 net new stores opened in the prior year partially offset by the discontinuance of the seasonal Christmas stores, 168 of which were operated during the third and fourth quarters of the prior year. Excluding the loss of sales from discontinuing the seasonal Christmas store concept, net sales increased $81,139,000 or 13.5% from fiscal 1993. Sales from California stores accounted for 62.8% of net sales in fiscal 1994 compared to 64.1% of net sales in fiscal 1993 (excluding seasonal Christmas stores in California).

        At the beginning of fiscal 1994, the Company changed its method for reporting comparable store sales. Under the new method, a comparable store is one that has been open fifteen full months (65 full weeks) and which doesn't have a store within four miles of it that has been open less than twelve full months (52 full weeks). The prior method treated a store as a comparable store when it was open a full fiscal year. The new method is intended to eliminate the effect (the "sales transfer effect") on an existing store's sales that can occur when a new store is opened within four miles of a store that has been open more than 15 full months. Fifteen full months was selected as the period when a new store should be tracked as a comparable store because it is the earliest uniform time a store has sales in both the current and prior year, and the prior year sales is not distorted because of the grand opening promotions which occur during the first one to three months the store is open. Based on historical experience, and subject to certain exceptions, the Company believes that a sales transfer effect typically occurs within a radius of approximately four miles.

        Based on the new method, comparable store sales increased 1.8% in fiscal 1994. Under the old method, comparable store sales increased 0.8% in fiscal 1994. California comparable store sales decreased 1.8% (old method) and 1.4% (new method) reflecting continuing poor economic conditions in California.

        Gross profit (total) as a percentage of sales was 47.5% in fiscal 1994 compared to 46.4% in fiscal 1993. The increase was primarily due to a higher initial markup on beginning store inventory in the current year. The gross profit percent also rose, to a lesser extent, because of the expense recorded in the last fiscal year for damaged inventory as a result of the January 1994 Southern California earthquake. Partially offsetting these increases were small increases in markdowns to clear certain old merchandise, primarily softgoods, and an increase in the rate of inventory shrinkage (inventory shrinkage being the difference between the physical inventory on hand at year end and the calculated value of inventory at year end as determined by the retail and cost inventory methods, as appropriate) to 3.3% in fiscal 1994 from 3.1% in fiscal 1993.

        Operating expenses consist of store and warehouse and administrative expenses. In fiscal 1993, the store expenses component of operating expenses includes $1,179,000 of earthquake expenses from the January 17, 1994 earthquake in Southern California. Operating expenses were 37.1% of sales in fiscal 1994 compared to 37.2% of sales in fiscal 1993 including the earthquake expenses and 37.0% excluding the earthquake expenses. Store expenses decreased in both dollars and as a percentage of sales because of the fiscal 1993 addition to the Company's insurance reserves for certain prior year workers' compensation and general liability claims as a result of increasing costs to settle these claims; and reduced advertising expense in fiscal 1994 compared to fiscal 1993 because television advertising was not used in fiscal 1994 while it was in fiscal 1993. Occupancy costs rose as a percentage of sales which is to be expected during a phase of expansion. As a percentage of sales, administrative expenses increased because of gains on the sale of two excess properties in the prior fiscal year (which partially offset administrative expenses in such years), and warehouse expenses decreased reflecting efficiencies as the Company grows.

        Net interest expense increased as a result of both higher interest rates and higher debt levels incurred to finance a portion of the Company's stock repurchase programs and temporary working capital requirements.

        The Company's effective tax rate remained relatively constant at 39.5% in fiscal 1994 compared to 39.6% in fiscal 1993.

        The Company believes that a meaningful assessment of its net earnings performance requires making adjustments for earthquake related expenses incurred in fiscal 1993. Net earnings in fiscal 1993 would have been $33,776,000 or 5.4% of net sales and $1.13 per share excluding such expenses.

FISCAL YEAR ENDED JANUARY 30, 1994 COMPARED TO FISCAL YEAR ENDED JANUARY 31,
1993

        Net sales for fiscal 1993 increased $86,768,000 or 16.1% from fiscal 1992. This increase was the combined result of the opening of 36 net new stores during the year and the full year operation of the twelve new stores opened in the prior year, the operation of 168 seasonal Christmas stores during the third and fourth quarters compared to 25 seasonal Christmas stores operating during the same period of the prior year and a 0.3% increase in comparable store sales (old method). The 0.3% comparable store sales growth (old method) achieved during the year was adversely impacted by the 2.5% decline in comparable California store sales (old method) since 64.1% of the Company's sales from year-round stores occurred within California. This decrease resulted from a combination of the continuing poor economic climate in California as well as a sales transfer effect experienced in some of those stores as a result of the Company's expansion strategy of filling in selected Southern California markets.

        Gross profit (total) as a percentage of sales was 46.4% in fiscal 1993 compared to 47.9% in fiscal 1992. The decrease was primarily the result of a lower initial markup on beginning store inventory in fiscal 1993 as a result of the Company's selectively reducing the selling price of certain categories of merchandise, partially offset by lower markdowns taken during the year. The remainder of the decrease resulted from damaged inventory as a result of the January 1994 earthquake. Inventory shrinkage was 3.1% of sales in fiscal 1993 compared to 3.2% of sales in fiscal 1992. The gross profit percentage earned by the seasonal Christmas stores was about the same in fiscal 1993 and higher in fiscal 1992 than that earned by year-round stores during the period of time both types of stores were open. However, the gross profit percentage in the seasonal Christmas stores did not significantly affect the overall gross margin of the Company due to the small percentage of overall sales contributed by these stores in both years.

        In fiscal 1993 the store expenses component of operating expenses includes $1,179,000 of earthquake expenses from the January 17, 1994 earthquake in Southern California. Fiscal 1992 operating expenses include a separate $36,646,000 warehouse write-down expense which is discussed below. Operating expenses were 37.2% of sales in fiscal 1993 compared to 43.4% of sales in fiscal 1992. Operating expenses excluding the earthquake expenses and warehouse write-down expense rose to 37.0% in fiscal 1993 from 36.6% in 1992. Store expenses increased due to an addition to the Company's insurance reserves for certain prior year workers' compensation and general liability claims as a result of increasing costs to settle these claims and a full year of lease payments for point-of-sale equipment in fiscal 1993 compared to a partial year's payments in the prior year. Store expenses grew as a percentage of sales because fixed occupancy costs and payroll expenses associated with the seasonal Christmas stores were higher as a percentage of sales than the same expenses for the year-round stores. Partially offsetting these increases were lower advertising expenses in fiscal 1993. Warehouse expenses fell as a percentage of sales primarily as a result of lower depreciation expense from the New Orleans distribution center resulting from its write-down to fair market value in fiscal 1992 and the subsequent sale of the facility in fiscal 1993. Except for a slight increase in administrative expenses to support the temporary Christmas stores, administrative expenses as a percentage of sales remained about constant.

        Net interest expense decreased $2,068,000 from fiscal 1992 to fiscal 1993. Gross interest expense decreased due to a combination of lower debt levels, lower interest rates and slower amortization of the remaining fees associated with obtaining the 1991 Credit Agreement due to the extension of the debt maturity of such Credit Agreement in connection with its amendment in 1993. Interest income decreased because fiscal 1992 contained recognition of income upon collection of a stock purchase receivable.

        The Company's effective tax rate rose from 34.8% in fiscal 1992 to 39.6% in fiscal 1993. The higher rate in fiscal 1992 was due partially to a 1% increase in the enacted federal income tax rate as well as a smaller favorable impact on the effective tax rate from the targeted jobs tax credit which resulted from both a lower tax credit and higher pre-tax income in fiscal 1993 than in fiscal 1992. Additionally, the fiscal 1992 effective rate was benefitted from a favorable state income tax audit determination.

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

        Net earnings for fiscal 1993 excluding earthquake related expenses would have been $33,776,000 or 5.4% of net sales and $1.13 per share as compared to net earnings for fiscal 1992 excluding the warehouse write-down expense of $35,241,000 or 6.5% of net sales and $1.16 per share.

RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

        Net return on average assets and net return on average stockholders' equity for the past three years are as follows:

                                    NET RETURN
                                    ON AVERAGE
                NET RETURN ON      STOCKHOLDERS'
YEAR ENDED      AVERAGE ASSETS        EQUITY
- -----------     --------------     ------------
Fiscal 1994          10.3%             16.4%
Fiscal 1993           8.5%(1)          13.3%
Fiscal 1992           2.9%(1)           5.0%

- ---------------
(1) Net Return on Average Assets has been restated to conform fiscal 1993 and 1992 total assets to the fiscal 1994 presentation.

        Net return on average assets increased from fiscal 1993 to fiscal 1994 because net income grew at a faster rate than average assets, and net return on average stockholders' equity grew as the combined result of the net income growth and repurchase of Company stock.

        Net return on average assets and net return on average stockholders' equity would have been 9.0% and 12.7% in fiscal 1993, respectively, excluding the earthquake expenses, and 8.9% and 14.9% in fiscal 1992, respectively, excluding the warehouse write-down expense.

        Net return on average assets increased in fiscal 1993 compared to fiscal 1992 due to both an increase in net income over the prior year and a decrease in average assets. The decrease in average assets was primarily the result of selling the New Orleans distribution center and using the proceeds to reduce debt.

        Net return on average stockholders' equity increased in fiscal 1993 over 1992 due to the increase in net earnings as explained in the previous section on Results of Operations. Excluding both the earthquake expenses in fiscal 1993 and warehouse write-down expense in fiscal 1992, net return on average stockholders' equity decreased because the level of net income declined from fiscal 1992 to fiscal 1993 while average stockholders' equity rose.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash requirements flow principally from the need to purchase in advance and pay for inventory, particularly for the fourth quarter, and to acquire, construct, equip and purchase inventory for new stores. Repurchase of the Company's stock represents a secondary need for cash. Accordingly, the Company's demand for borrowed funds is determined largely from the timing of its inventory investment relative to the seasonality of its sales, the magnitude and timing of its capital expenditure programs and size of stock repurchase programs.

        The following table indicates the Company's primary cash requirements for the past three years:

                                                                      FISCAL      FISCAL      FISCAL
                      (AMOUNTS IN THOUSANDS)                           1994        1993        1992        TOTAL
- -------------------------------------------------------------------  --------    --------    --------    ---------
Cash Requirements:
  Capital Expenditures.............................................  $ 40,814    $ 29,365    $ 15,264    $  85,443
  Increase in inventory (net of checks outstanding and accounts
     payable)......................................................     4,764      30,742      19,661       55,167
                                                                     --------    --------    --------    ---------
  Total............................................................  $ 45,578    $ 60,107    $ 34,925    $ 140,610
                                                                      =======     =======     =======     ========
Cash provided by operating activities (excluding net inventory
  additions).......................................................  $ 72,887    $ 55,124    $ 42,170    $ 170,181
                                                                      =======     =======     =======     ========

        The Company opened 43 stores in fiscal 1994, 36 stores in fiscal 1993 and 12 stores in fiscal 1992. In fiscal 1994, with increased levels of capital expenditures due to the accelerating store expansion program combined with two stock repurchase programs, the Company increased its debt by $46,188,000. In fiscal 1993, with significant cash flows from operating activities, proceeds from the sale and leaseback of the New Orleans distribution center and a reduction of its cash balances, the Company reduced its debt by $42,029,000. In fiscal 1992, with significant cash flows from operating activities, a relatively small capital expenditure program, a stock repurchase program and a reduction of its cash balances, the Company reduced its debt by $19,466,000.

        On a per store basis, inventories in the stores have remained fairly stable during each of the past three years but move up and down within the warehouses depending on the availability of close-out merchandise during the last several months of the fiscal year as well as changing internal buying patterns.

        In fiscal 1994 and 1993, the Company repurchased 4,258,100 and 55,100 shares of its Common Stock, respectively, in open market transactions at an average cost of $19.08 and $15.02 per share, respectively. All of the shares repurchased in fiscal 1993 and 1,280,400 of the shares repurchased in fiscal 1994 were part of a 1,500,000 share repurchase program authorized by the Board of Directors in the last quarter of fiscal 1993. The remaining 2,977,700 shares repurchased in fiscal 1994 were made under a 3,000,000 share repurchase program authorized by the Board of Directors in fiscal 1994.

        The Company presently plans to open approximately 30 stores in fiscal 1995 including at least 10 stores in new markets (states). Management estimates that the cost to open these 30 stores plus capital expenditures in its existing stores, warehouses and corporate office during fiscal 1995 will approximate $30,000,000. Additionally, the Company has authorization to repurchase an additional $10,000,000 of its stock for treasury during fiscal 1995 if and when market prices warrant such repurchases in the Board of Directors opinion. Funds required to finance the store expansion program and repurchase stock are expected to come from operating activities with the remainder, if necessary, provided by unused bank lines of credit.

        The Company currently has in place a $200,000,000 unsecured revolving credit facility with a group of banks (the "Revolver") with a maturity date of August 1997. At January 29, 1995, the Company had $56,000,000 outstanding under the Revolver and $125,603,000 was available to be borrowed. Amounts outstanding under the Revolver bear interest at the agent bank's prime rate (9.0% at April 21, 1995), LIBOR plus 5/8% or such other negotiated rate, all at the Company's option. In addition, the Company has in place $55,000,000 of other unsecured revolving credit facilities with four individual banks (collectively the "Other Revolvers"). The banks providing the Other Revolvers are not obligated to advance funds when requested by the Company. At January 29, 1995, the Company had $24,500,000 outstanding under the Other Revolvers, and pursuant to the terms of the Revolver, $15,500,000 was permitted to be borrowed under the Other Revolvers. The weighted average interest rate for borrowings during fiscal 1994 under the Revolver and Other Revolvers was 5.4%. The Company believes the Revolver is adequate to meet any seasonal or temporary liquidity needs that cannot be met with cash flows from operating activities.

        Working capital was $44,012,000 and $108,323,000 at January 29, 1995 and January 30, 1994, respectively. The decrease in fiscal 1994 was primarily the result of funding most of the $81,254,000 of repurchases of the Company's Common Stock with bank debt. The Company's current ratio was 1.3 and 2.1 at January 29, 1995 and January 30, 1994, respectively. The total debt to equity ratio increased from 15.1% at January 30, 1994 to 39.2% at January 29, 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Except for the following Selected Quarterly Data, the financial statements and related financial information required to be filed hereunder are indexed on Page F-1 of this report.

SELECTED QUARTERLY DATA (UNAUDITED)

                                                                                                           NET
                                                                                                         EARNINGS
                                                                    NET         GROSS         NET       PER COMMON
                                                                   SALES        PROFIT      EARNINGS      SHARE
                                                                  --------     --------     -------     ----------
                                                                  (AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
1994
Quarter Ended
  May 1.........................................................  $142,095     $ 66,770     $ 5,910       $ 0.20
  July 31.......................................................   133,693       62,398       2,534         0.09
  October 30....................................................   158,491       74,698       5,234         0.19
  January 29, 1995..............................................   247,804      119,879      25,206         0.96(1)
                                                                  --------     --------     -------     ----------
                                                                  $682,083     $323,745     $38,884       $ 1.37
                                                                  ========     ========     =======     =========
1993
Quarter Ended
  May 2.........................................................  $126,697     $ 58,564     $ 5,887       $ 0.20
  August 1......................................................   116,081       54,104       2,053         0.07
  October 31....................................................   140,581       65,712       3,598         0.12
  January 30, 1994..............................................   243,704      112,755      20,399         0.68(2)
                                                                  --------     --------     -------     ----------
                                                                  $627,063     $291,135     $31,937       $ 1.07
                                                                  ========     ========     =======     =========

- ---------------
(1) The Company repurchased 2,121,900 and 855,800 shares of its common stock in the third and fourth quarters, respectively, of fiscal 1994. These repurchases resulted in a dilution of the quarterly weighted average shares outstanding and, as such, the sum of the quarterly earnings per share exceeds annual earnings per share by $0.07.

(2) A pre-tax charge of $3,046,000 for operating expenses and inventory write-off related to the January 17, 1994 Southern California earthquake is included in the quarter ended January 30, 1994. The effect of this charge was to reduce the quarterly net earnings per share by $0.06.

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

(a)(2)FINANCIAL STATEMENT SCHEDULES. Reference is made to the Index to Financial Statements and Schedules of the Company on page F-1 of this Annual Report on Form 10-K.

(a)(3) EXHIBITS. The following documents are exhibits to this Annual Report on Form 10-K.

       NUMBER                                             DESCRIPTION
       ------     --------------------------------------------------------------------------------------------
        3.1       Certificate of Incorporation of the Company, as amended, filed as Exhibit 6.1 to the
                  Company's Registration Statement on Form 8-A dated May 22, 1992 and incorporated herein by this reference.
        3.2       By-Laws of the Company, as amended, filed as Exhibit 6.2 to the Company's Registration
                  Statement on Form 8-A dated May 22, 1992 and incorporated herein by this reference.
       10.1       Incentive Stock Option Plan filed as Exhibit A to the Company's definitive Proxy Statement for 1982 and incorporated herein by this reference.
       10.2       Amendment to Incentive Stock Option Plan filed as Exhibit 10.2 to the Company's Annual
                  Report on Form 10-K for the fiscal year ended February 2, 1992 and incorporated herein by this reference.
       10.3       Common Stock Incentive Plan filed as Appendix C to the Company's definitive Proxy Statement for 1979 and incorporated herein by this reference.
       10.4       Amendment to the Common Stock Incentive Plan filed as Exhibit 10.3(3) to the Company's
                  Annual Report on Form 10-K for fiscal year ended December 31, 1982 and incorporated herein by this reference.
       10.5       Amendment to the Common Stock Incentive Plan filed as Exhibit 10.5 to the Company's Annual
                  Report on Form 10-K for the fiscal year ended February 2, 1992 and incorporated herein by this reference.
       10.6       Non-Qualified Stock Option Agreement dated December 26, 1985 filed as Exhibit 10.3(3) to the
                  Company's Annual Report on Form 10-K for fiscal year ended December 31, 1985 and incorporated herein by this reference.
       10.7       Form of Amended Stock Option Agreement used in connection with the Incentive Stock Option
                  Plan filed as Exhibit 10.6(1) to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1989 and transition period ended January 28, 1990 and incorporated herein by this reference.
       10.8       Form of Restricted Stock Agreement used in connection with the Incentive Stock Option Plan filed as Exhibit 10.6(2) to the Company's Annual Report on Form 10-K for fiscal year ended
                  December 31, 1989 and transition period ended January 28, 1990 and incorporated herein by this reference.
       10.9       1990 Employee Stock Incentive Plan filed as Annex B to the Company's definitive Proxy
                  Statement for the 1990 Annual Meeting of Stockholders and incorporated herein by this reference.
       10.10      Amendments No. 1 and No. 2 to 1990 Employee Stock Incentive Plan filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1992 and incorporated herein by this reference.
       10.11      Form of Stock Option Agreement used in connection with the 1990 Employee Stock Incentive
                  Plan for options subject to staggered vesting filed as Exhibit 10.8 to the Company's Annual
                  Report on Form 10-K for fiscal year ended February 3, 1991 and incorporated herein by this reference.
       10.12      Form of Stock Option Agreement used in connection with the 1990 Employee Stock Incentive
                  Plan for immediately exercisable options filed as Exhibit 10.9 to the Company's Annual
                  Report on Form 10-K for fiscal year ended February 3, 1991 and incorporated herein by this reference.
       10.13      Form of Restricted Stock Agreement used in connection with the 1990 Employee Stock Incentive
                  Plan filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for fiscal year ended February 3, 1991 and incorporated herein by this reference.
       10.14      Stock Option Agreement dated December 6, 1990 between the Company and Peter S. Willmott filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for fiscal year ended
                  February 3, 1991 and incorporated herein by this reference.

       NUMBER                                             DESCRIPTION
       ------     --------------------------------------------------------------------------------------------
       10.15      Stock Option Plan for Non-Employee Directors filed as Annex B to the Company's definitive
                  Proxy Statement for the Annual Meeting of Stockholders held in 1992 and incorporated herein by this reference.
       10.16      Employment Agreement dated November 12, 1990 between the Company and Leonard S. Williams filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for fiscal year ended
                  February 3, 1991 and incorporated herein by this reference.
       10.17      Amendment No. 1 to Employment Agreement dated November 12, 1990 between the Company and
                  Leonard S. Williams dated as of February 3, 1992 filed as Exhibit 10.18 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended February 2, 1992 and incorporated herein by this reference.
       10.18      Amendment No. 2 to Employment Agreement between the Company and Leonard S. Williams dated as of January 31, 1994 filed as Exhibit 10.18 to the Company's Annual Report on From 10-K for
                  the fiscal year ended January 30, 1994 and incorporated herein by this reference.
       10.19      Employment Agreement dated as of September 25, 1992 between the Company and Mark J. Miller filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended
                  January 31, 1993 and incorporated herein by this reference.
       10.20      Amendment No. 1 to the Employment Agreement between the Company and Mark J. Miller dated as of January 31, 1994 filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for
                  the fiscal year ended January 30, 1994 and incorporated herein by this reference.
       10.21      Employment Agreement dated as of August 4, 1993 between the Company and Patricia J. Wehner filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended
                  January 30, 1994 and incorporated herein by this reference.
       10.22      Employment Agreement dated as of January 31, 1994 by and between the Company and Philip L.
                  Carter filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1994 and incorporated herein by this reference.
       10.23      Lease dated August 1, 1988 between the Company, the City of New Orleans, State of Louisiana
                  Inc., and the City of New Orleans, Louisiana Industrial Development Board re New Orleans
                  Distribution Center filed as Exhibit 10.5(1) to the Company's Annual Report on Form 10-K for
                  fiscal year ended January 1, 1989 and incorporated herein by this reference.
       10.24      Amended and Restated Credit Agreement dated as of October 5, 1993 among the Company, West
                  Coast Liquidators, Inc., PNS Stores, Inc., the lenders listed therein and Bank of America
                  National Trust and Savings Association, as Administrative Agent, and Continental Bank, as
                  Co-Agent filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1994 and incorporated herein by this reference.
       10.25      First Amendment to Amended and Restated Credit Agreement dated as of August 10, 1994 among the Company, West Coast Liquidators, Inc., PNS Stores, Inc., the lenders listed therein and
                  Bank of America National Trust and Savings Association, as Administrative Agent, and
                  Continental Bank, as Co-Agent.
       10.26      Second Amendment to Amended and Restated Credit Agreement dated as of February 21, 1995 among the Company, West Coast Liquidators, Inc., PNS Stores, Inc., the lenders listed therein and Bank of America National Trust and Savings Association, as Administrative Agent,
                  and Bank of America Illinois (formerly named Continental Bank, N.A.), as Co-Agent.
       10.27      Lease dated as of September 25, 1993 between TriNet Essential Facilities X, Inc. and West
                  Coast Liquidators, Inc. filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K
                  for the fiscal year ended January 30, 1994 and incorporated herein by this reference.
       10.28      Settlement Agreement dated August 9, 1990 among the Company, Batchelder Co., DHB Partners,
                  L.P., David H. Batchelder, Batchelder & Partners, Inc. and Girard Partners, L.P. filed as
                  Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended February
                  3, 1991 and incorporated herein by this reference.
       10.29      Master Lease dated December 27, 1991 between the Company and Comdisco, Inc. filed as Exhibit
                  10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1992 and incorporated herein by this reference.
       10.30      Mac Frugal's Bargains - Close-outs Inc. Savings and Retirement Plan dated as of January 1,
                  1995.
       22.1       Subsidiaries of Company.
       24.1       Consent of Independent Auditors.
       27         Financial Data Schedule.

(b) The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended January 29, 1995.

(c) Copies of Exhibits 10.25, 10.26, 10.30, 22.1, 24.1 and 27 are attached hereto. Reference is made to the Exhibit Index for an indication of the availability of other exhibits identified at Item 14(a)(3) above.

(d) Not applicable.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 1995
                                   MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC.

                                   By: /s/ PHILIP L. CARTER
                                     -------------------------------------------
                                       Philip L. Carter
                                       President and Chief
                                       Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant and in the capacities and on the date indicated.

      April 27, 1995                                 /s/ PHILIP L. CARTER
                                                     ---------------------------------------------------------
                                                     Philip L. Carter
                                                     President and Chief Executive Officer
                                                     (Principal Executive, Financial and Accounting Officer)

      April 27, 1995                                 /s/ PETER S. WILLMOTT
                                                     ---------------------------------------------------------
                                                     Peter S. Willmott
                                                     Chairman of the Board

      April 27, 1995                                 /s/ DAVID H. BATCHELDER
                                                     ---------------------------------------------------------
                                                     David H. Batchelder
                                                     Director

      April 27, 1995                                 /s/ BRUCE E. KARATZ
                                                     ---------------------------------------------------------
                                                     Bruce E. Karatz
                                                     Director

      April 27, 1995                                 /s/ ANTHONY LUISO
                                                     ---------------------------------------------------------
                                                     Anthony Luiso
                                                     Director

      April 27, 1995                                 /s/ RONALD P. SPOGLI
                                                     ---------------------------------------------------------
                                                     Ronald P. Spogli
                                                     Director

      April 27, 1995                                 /s/ BILL M. THOMAS
                                                     ---------------------------------------------------------
                                                     Bill M. Thomas
                                                     Director

      April 27, 1995                                 /s/ LEONARD S. WILLIAMS
                                                     ---------------------------------------------------------
                                                     Leonard S. Williams
                                                     Director

      April 27, 1995                                 /s/ JAMES J. ZEHENTBAUER
                                                     ---------------------------------------------------------
                                                     James J. Zehentbauer
                                                     Director

                    MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES*

                                                                                                         PAGE
                                                                                                         ----
Independent Auditors' Report...........................................................................  F-2
Consolidated balance sheets -- January 29, 1995, and January 30, 1994..................................  F-3
Consolidated statements of earnings -- years ended January 29, 1995, January 30, 1994, and January 31,
  1993.................................................................................................  F-4
Consolidated statements of stockholders' equity -- years ended January 29, 1995, January 30, 1994, and
  January 31, 1993.....................................................................................  F-5
Consolidated statements of cash flows -- years ended January 29, 1995, January 30, 1994, and January
  31, 1993.............................................................................................  F-6
Notes to consolidated financial statements.............................................................  F-7

- ---------------
* Schedules have been omitted because they are not applicable or because the required information is shown in the consolidated financial statements or notes to consolidated financial statements.

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of
Mac Frugal's Bargains o Close-outs Inc.
Dominguez, California

        We have audited the accompanying consolidated balance sheets of Mac Frugal's Bargains o Close-outs Inc. and subsidiaries as of January 29, 1995 and January 30, 1994 and the related consolidated statements of earnings, stockholders' equity and cash flows for the years ended January 29, 1995, January 30, 1994 and January 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mac Frugal's Bargains o Close-outs Inc. and subsidiaries at January 29, 1995 and January 30, 1994 and the results of their operations and their cash flows for the years ended January 29, 1995, January 30, 1994 and January 31, 1993, in conformity with generally accepted accounting principles.

        As discussed in Note 1 to the financial statements, the Company changed its method of accounting for income taxes in 1993.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 14, 1995

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT PAR VALUE)

                                     ASSETS

                                                                                 JANUARY 29, 1995     JANUARY 30, 1994
                                                                                 ----------------     ----------------
Current Assets:
  Cash and cash equivalents....................................................      $  6,674             $ 12,445
  Merchandise inventories......................................................       182,102              181,755
  Other current assets (Note 4)................................................        14,883               15,114
                                                                                     --------             --------
     Total current assets......................................................       203,659              209,314

Property, Equipment and Improvements (Notes 5, 10 and 12):
  Land.........................................................................        33,876               27,109
  Building and improvements....................................................        80,762               71,784
  Automobiles and trucks.......................................................         2,778                2,778
  Furniture, fixtures and equipment............................................        89,225               75,797
  Leasehold improvements.......................................................        73,931               64,843
  Construction in progress.....................................................         2,987                1,137
                                                                                     --------             --------
                                                                                      283,559              243,448
  Less: Accumulated depreciation and amortization..............................      (105,339)             (89,628)
                                                                                     --------             --------
                                                                                      178,220              153,820

Deferred Income Tax Asset (Note 4).............................................           780                1,252
Deferred Financing Costs and Other Assets......................................         3,717                5,177
                                                                                     --------             --------
          Total Assets.........................................................      $386,376             $369,563
                                                                                     ========             ========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Checks outstanding...........................................................      $ 11,098             $ 11,430
  Loan payable to bank (Note 2)................................................        80,500               34,900
  Current portion of long-term debt (Note 5)...................................            63                   97
  Accounts payable.............................................................         9,359               13,444
  Accrued expenses (Note 3)....................................................        37,096               31,726
  Income taxes payable (Note 4)................................................        12,154                   --
  Sales tax payable............................................................         9,377                9,394
                                                                                     --------             --------
     Total current liabilities.................................................       159,647              100,991
Long-Term Debt (Note 5)........................................................         4,491                3,869
Deferred Income Taxes (Note 4).................................................         5,357                7,353
Commitments (Notes 2, 8, 9 and 11)
Stockholders' Equity (Notes 2, 6 and 7):
  Preferred stock, $1 par value; authorized, 500 shares;
     issued, none
  Common stock, $.02778 par value; authorized, 100,000 shares; issued 29,854
     shares (1995) and 29,727 shares (1994)....................................           829                  825
  Additional paid-in capital...................................................         3,216                1,319
  Retained earnings............................................................       294,917              256,033
                                                                                     --------             --------
                                                                                      298,962              258,177
  Less: Treasury stock, at cost, 4,313 shares (1995) and 55 shares (1994)......       (82,081)                (827)
                                                                                     --------             --------
     Total Stockholders' Equity................................................       216,881              257,350
                                                                                     --------             --------
          Total Liabilities and Stockholders' Equity...........................      $386,376             $369,563
                                                                                     ========             ========

                See Notes to Consolidated Financial Statements.

            MAC FRUGALS' BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                           YEAR ENDED
                                                                        ------------------------------------------------
                                                                        JANUARY 29,       JANUARY 30,       JANUARY 31,
                                                                           1995              1994               1993
                                                                        -----------       -----------       ------------
Net Sales.............................................................   $ 682,083         $ 627,063          $540,295
Cost of Sales.........................................................     358,338           335,928           281,504
                                                                         ---------         ---------          --------
Gross Profit..........................................................     323,745           291,135           258,791
                                                                         ---------         ---------          --------
Expenses:
  Store expenses......................................................     191,496           180,008           150,304
  Warehouse and administrative expenses...............................      61,604            53,460            47,573
  Warehouse write-down expense (Note 10)..............................      --                --                36,646
                                                                         ---------         ---------          ---------
          Total Expenses..............................................     253,100           233,468           234,523
                                                                         ---------         ---------          --------
Operating Income......................................................      70,645            57,667            24,268
Interest expense, net (Note 2)........................................       6,373             4,792             6,860
                                                                         ---------         ---------          --------
Earnings Before Income Taxes..........................................      64,272            52,875            17,408
Income Taxes (Note 4).................................................      25,388            20,938             6,060
                                                                         ---------         ---------          --------
Net Earnings..........................................................   $  38,884         $  31,937          $ 11,348
                                                                         =========         =========          ========
Average Shares Outstanding............................................      28,353            29,931            30,295
                                                                         =========         =========          ========
Net Earnings Per Common Share.........................................   $    1.37         $    1.07          $   0.37
                                                                         =========         =========          ========
Dividends Per Common Share............................................     None              None              None

                See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                                                                          RECEIVABLE
                                           COMMON STOCK    ADDITIONAL                TREASURY STOCK          UNDER
                                          ---------------   PAID-IN    RETAINED    -------------------  STOCK PURCHASE
                                          SHARES   AMOUNT   CAPITAL    EARNINGS    SHARES     AMOUNT       AGREEMENT      TOTAL
                                          ------   ------  ----------  ---------   -------   ---------  ---------------  --------
BALANCE, February 2, 1992................ 40,016   $1,112   $ 15,055   $ 321,328     9,382   $(107,315)     $(4,142)     $226,038
  Exercise of stock options..............     42        1        539                                                          540
  Increase in purchase price under stock
    purchase agreement...................                         12                                            (12)
  Redemption of stock issued under
    September 15, 1988 stock purchase
    agreement............................   (250)      (7)    (5,368)                                         4,154        (1,221)
  Cancellation of option rights..........                     (3,279)                                                      (3,279)
  Recognition of interest income upon
    collection of September 15, 1988
    stock purchase
    receivable...........................                       (481)                                                        (481)
  Non-cash compensation expense..........                        132                                                          132
  Restricted stock cancelled.............     (3)
  Treasury stock retired................. (9,382)    (261)    (6,548)   (100,506)   (9,382)    107,315
  Purchase of Treasury stock, at cost....                                              832      (8,630)                    (8,630)
  Net earnings for the year..............                                 11,348                                           11,348
                                          ------   ------  ----------  ---------   -------   ---------  ---------------  --------
BALANCE, January 31, 1993................ 30,423      845         62     232,170       832      (8,630)          --       224,447
  Exercise of stock options..............    136        3      1,715                                                        1,718
  Non-cash compensation expense..........                         75                                                           75
  Treasury stock retired.................   (832)     (23)      (533)     (8,074)     (832)      8,630
  Purchase of Treasury stock, at cost....                                               55        (827)                      (827)
  Net earnings for the year..............                                 31,937                                           31,937
                                          ------   ------  ----------  ---------   -------   ---------  ---------------  --------
BALANCE, January 30, 1994................ 29,727      825      1,319     256,033        55        (827)          --       257,350
  Exercise of stock options..............    127        4      1,510                                                        1,514
  Non-cash compensation expense..........                         75                                                           75
  Purchase of Treasury stock, at cost....                                            4,258     (81,254)                   (81,254)
  Tax benefit from disqualifying
    dispositions of stock options........                        312                                                          312
  Net earnings for the year..............                                 38,884                                           38,884
                                          ------   ------  ----------  ---------   -------   ---------  ---------------  --------
BALANCE, January 29, 1995................ 29,854   $  829   $  3,216   $ 294,917     4,313   $ (82,081)          --      $216,881
                                          ======   ======  ==========  ==========  ========  ========== ================ ========

                See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                        YEAR ENDED
                                                                          --------------------------------------
                                                                          JANUARY 29,   JANUARY 30,   JANUARY 31,
                                                                             1995          1994          1993
                                                                          -----------   -----------   -----------
DECREASE IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
  Cash received from customers...........................................  $ 682,083     $ 627,063     $ 540,295
  Cash paid to suppliers and employees...................................   (594,293)     (576,515)     (485,599)
  Income taxes paid......................................................    (13,709)      (21,091)      (24,411)
  Interest paid (net of amount capitalized)..............................     (6,579)       (5,774)       (8,494)
  Interest received......................................................        621           699           718
                                                                           ---------     ---------     ---------
     Net cash provided by operating activities...........................     68,123        24,382        22,509
Cash flows from investing activities:
  Capital expenditures...................................................    (40,814)      (29,365)      (15,264)
  Proceeds from sale of fixed assets.....................................        473        25,883         2,432
                                                                           ---------     ---------     ---------
     Net cash used in investing activities...............................    (40,341)       (3,482)      (12,832)
Cash flows from financing activities:
  Net borrowings under line of credit agreement..........................     45,600        34,900            --
  Repurchase of Treasury stock...........................................    (81,254)         (827)       (8,630)
  Payment of long-term debt..............................................        (96)      (76,814)      (19,776)
  Proceeds from exercise of stock options................................      1,514         1,718           540
  Redemption of stock subject to stock purchase agreement and
     cancellation of certain option rights...............................         --            --        (4,500)
  Other (net)............................................................        683          (116)          310
                                                                           ---------     ---------     ---------
     Net cash used in financing activities...............................    (33,553)      (41,139)      (32,056)
                                                                           ---------     ---------     ---------
     Decrease in cash and cash equivalents...............................     (5,771)      (20,239)      (22,379)
Cash and cash equivalents, beginning of period...........................     12,445        32,684        55,063
                                                                           ---------     ---------     ---------
Cash and cash equivalents, end of period.................................  $   6,674     $  12,445     $  32,684
                                                                           =========     =========     =========

                                                                                        YEAR ENDED
                                                                          ---------------------------------------
                                                                          JANUARY 29,   JANUARY 30,   JANUARY 31,
                                                                              1995        1994          1993
                                                                          -----------   -----------   -----------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
Net income...............................................................  $  38,884     $  31,937     $  11,348
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization..........................................     16,000        15,380        17,293
  Tax benefit from disqualifying dispositions of stock options...........        312            --            --
  Warehouse write-down expense...........................................         --            --        36,646
  Recognition of interest income upon collection of September 15, 1988
     stock purchase receivable...........................................         --            --          (481)
  Gain on sale of fixed assets...........................................        (58)         (924)         (658)
  Non-cash compensation expense..........................................         75            75           132
  Changes in assets and liabilities:
     Increase in inventory...............................................       (347)      (34,180)      (17,018)
     Decrease (increase) in other assets.................................      1,691         4,525        (5,253)
     Decrease (increase) in deferred income tax asset....................        472        11,501       (12,753)
     Increase (decrease) in checks outstanding, accounts payable, accrued
      expenses and sales tax payable.....................................        936        14,595        (7,154)
     Increase (decrease) in income taxes payable.........................     12,154       (14,717)          191
     (Decrease) increase in deferred income taxes........................     (1,996)       (3,810)          216
                                                                           ---------     ---------     ---------
                                                                              29,239        (7,555)       11,161
                                                                           ---------     ---------     ---------
                                                                           $  68,123     $  24,382     $  22,509
                                                                           =========     =========     =========

                See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED JANUARY 29, 1995, JANUARY 30, 1994
                              AND JANUARY 31, 1993

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Consolidation

        Mac Frugal's Bargains o Close-outs Inc. (formerly Pic 'N' Save Corporation) and its wholly-owned subsidiaries (the Company) operate a chain of 278 retail stores which offer a broad range of new close-out merchandise on a self-service, cash-and-carry basis.

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

  Capitalization of Interest

        The Company capitalizes interest in connection with the construction of certain facilities and other assets. Interest was capitalized using the Company's weighted average interest rate (Note 2).

  Deferred Financing Costs

        Deferred financing costs are amortized using the straight-line method over the terms of the related debt agreements.

  Deferred Expenses

        The Company capitalizes costs associated with opening new store and warehouse facilities and amortizes these over six and twenty-four months, respectively.

  Income Taxes

        The Company changed its method of accounting for income taxes, effective February 1, 1993, to conform with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The change had no significant income statement impact. The Company provides for deferred income taxes under the asset and liability method, whereby deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

  Fiscal Year

        The Company's fiscal year ends on the Sunday nearest January 31 and contains 52 weeks.

  Earnings per Common Share

        Earnings per Common Share is based on the weighted average number of Common shares and Common Stock equivalents (stock options) outstanding.

  Reclassifications

        Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES

NOTE 2 -- BANK BORROWINGS AND INTEREST:

        In October 1993, the Company repaid its then outstanding term loan and amended and restated its credit agreement (the Restated Agreement) with its syndicate of banks. The Restated Agreement included an annually renewable unsecured three-year $150,000,000 revolving loan for seasonal working capital needs, with a $50,000,000 sublimit for commercial and standby letters of credit. The Restated Agreement was amended in August 1994 (the Current Agreement) to increase the revolving loan to $200,000,000 and extend its maturity to August 1997. The Current Agreement contains certain restrictive covenants requiring the Company to maintain certain financial ratios and limiting the payment of dividends based on a formula. At January 29, 1995, $98,000 of retained earnings were unrestricted as to the declaration of cash dividends and the acquisition of Common Stock by the Company. Interest rates are prime (8.50% at January 29,
1995), LIBOR plus 5/8%, or negotiated at the Company's option. The Company had outstanding borrowings of $56,000,000 and $22,000,000 at January 29, 1995 and January 30, 1994, respectively, under the applicable credit agreements at those dates. In February 1995, the Current Agreement was amended to increase by $10,000,000 the amount of retained earnings that are unrestricted as to the declaration of cash dividends and the acquisition of Common Stock by the Company.

        The Company also has $55,000,000 of unsecured, uncommitted short-term line of credit facilities with four individual banks. Under the terms of the Current Agreement, only $40,000,000 may be outstanding under these facilities at any one time. Interest rates are negotiated. At January 29, 1995 and January 30, 1994, $24,500,000 and $12,900,000, respectively, were outstanding under these facilities. Interest rates ranged between 6.00% and 6.43% on outstanding borrowings at January 29, 1995. The weighted average interest rate for all short-term borrowings outstanding during fiscal 1994 was 5.42%.

        Commitments under outstanding letters of credit amounted to $18,397,000 and $18,109,000 at January 29, 1995 and January 30, 1994, respectively.

        Net interest on bank borrowings and long-term debt is summarized as follows (in thousands):

                                                                                         YEAR ENDED
                                                                         -------------------------------------------
                                                                         JANUARY 29,     JANUARY 30,     JANUARY 31,
                                                                            1995            1994            1993
                                                                         -----------     -----------     -----------
    Expense............................................................    $ 6,997         $ 5,436         $ 8,059
    Income.............................................................       (389)           (644)         (1,199)
    Capitalized Interest...............................................       (235)             --              --
                                                                           -------         -------         -------
    Net Interest.......................................................    $ 6,373         $ 4,792         $ 6,860
                                                                           =======         =======         =======

NOTE 3 -- ACCRUED EXPENSES:

        Accrued expenses are comprised of the following (in thousands):

                                                                                     JANUARY 29,     JANUARY 30,
                                                                                        1995            1994
                                                                                     -----------     -----------
    Insurance......................................................................    $20,369         $16,898
    Salaries.......................................................................      3,956           2,748
    Profit sharing.................................................................      1,047             961
    Percentage rent................................................................        589             864
    Other expenses.................................................................     11,135          10,255
                                                                                       -------         -------
                                                                                       $37,096         $31,726
                                                                                       =======         =======

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES

NOTE 4 -- INCOME TAXES:

        The provision for income taxes includes the following (in thousands):

                                                                                         YEAR ENDED
                                                                         -------------------------------------------
                                                                         JANUARY 29,     JANUARY 30,     JANUARY 31,
                                                                            1995            1994            1993
                                                                         -----------     -----------     -----------
        Current:
          Federal......................................................    $22,673         $ 5,048        $  18,107
          State........................................................      4,430           1,571            5,077
                                                                           -------         -------        ---------
                                                                            27,103           6,619           23,184
        Deferred:
          Federal......................................................     (1,996)         11,649          (13,247)
          State........................................................        281           2,670           (3,877)
                                                                           -------         -------        ---------
                                                                            (1,715)         14,319          (17,124)
                                                                           -------         -------        ---------
                                                                           $25,388         $20,938        $   6,060
                                                                           =======         =======        =========

        The Company's effective tax rate differs from the statutory federal income tax rate as follows:

                                                                                         YEAR ENDED
                                                                         -------------------------------------------
                                                                         JANUARY 29,     JANUARY 30,     JANUARY 31,
                                                                            1995            1994            1993
                                                                         -----------     -----------     -----------
        Statutory federal tax rate.....................................      35.0%           35.0%           34.0%
        State income tax net of federal benefit........................       4.7             5.4             4.0
        Rate benefit from federal targeted jobs tax credit.............     (0.8)             (.4)           (1.9)
        Other, net.....................................................       0.6             (.4)           (1.3)
                                                                            -----           -----           -----
                                                                             39.5%           39.6%           34.8%
                                                                            =====           =====           =====

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        On August 10, 1993 legislation was enacted that retroactively increased the maximum corporate income tax rate to 35%. The increased income tax rate was retroactive to January 1, 1993. The effect of the rate increase on the Company's accumulated deferred income taxes for fiscal 1993 is deemed immaterial.

        Significant components of the Company's net deferred income taxes are as follows (in thousands):

                                                                                     JANUARY 31,     JANUARY 30,
                                                                                        1995            1994
                                                                                     -----------     -----------
        Deferred Income Tax Assets:
          Inventories..............................................................    $ 3,541        $   5,238
          State Franchise Taxes....................................................        991           (1,477)
          Insurance Reserves.......................................................      1,558            1,020
          Deferred Expenses........................................................        804              965
          Excess of Tax Over Book Depreciation.....................................       (672)              --
          Other....................................................................        (65)             692
                                                                                       -------        ---------
                                                                                         6,157            6,438
                                                                                       -------        ---------
        Deferred Income Tax Liabilities:
          Excess of Tax Over Book Depreciation.....................................    (13,786)         (15,976)
          Insurance Reserves.......................................................      7,025            6,469
          Other....................................................................      1,404            2,154
                                                                                       -------        ---------
                                                                                        (5,357)          (7,353)
                                                                                       -------        ---------
        Net Deferred Income Tax Asset (Liability)..................................    $   800        $    (915)
                                                                                       =======        =========

        The Company provided no valuation allowance against the deferred income tax assets recorded as of January 29, 1995 and January 30, 1994.

        Other current assets on the balance sheet at January 29, 1995 and January 30, 1994 include current deferred income tax assets of $5,377,000 and $5,186,000, respectively. Other current assets at January 30, 1994 includes refundable income taxes of $927,000.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES

NOTE 5- LONG-TERM DEBT:

        Long-term debt consists of the following (in thousands):

                                                                                     JANUARY 29,     JANUARY 30,
                                                                                        1995            1994
                                                                                     -----------     -----------
        Industrial Development Revenue Bonds with interest payable quarterly based on the current prime rate, next redeemable August 1998, due August
          2028.....................................................................      2,000           2,000
        Non interest-bearing construction loan, due in quarterly installments beginning May 1, 1991 through May 1, 2006 net of discount based on imputed interest rate of 10% ($852 in fiscal 1994, $996 in fiscal
          1993)....................................................................      1,348           1,404
        Equipment contract, 12.032%, maturing through 1994, collateralized by
          equipment................................................................         --              40
        Other......................................................................      1,206             522
                                                                                       -------         -------
                                                                                         4,554           3,966
        Less current maturities....................................................        (63)            (97)
                                                                                       -------         -------
        Long-term debt.............................................................    $ 4,491         $ 3,869
                                                                                       =======         =======

        The aggregate maturities of long-term debt for the years subsequent to January 29, 1995 are as follows (in thousands):

                            1995.......................................    $   63
                            1996.......................................        69
                            1997.......................................     2,076
                            1998.......................................        84
                            1999.......................................        93
                            Thereafter.................................     2,169
                                                                           ------
                                                                           $4,554
                                                                           ======

NOTE 6 -- STOCK INCENTIVE PLANS:

        In 1990, the Company adopted a new stock incentive plan (the 1990 Employee Stock Incentive Plan) to enable key employees to acquire shares of the Company's Common Stock. The new plan replaced the Company's Stock Incentive Plan and Incentive Stock Option Plan adopted previously. Under the new plan, as amended in fiscal 1993, which provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights and restricted stock, up to 3,200,000 shares of Common Stock may be issued. Prior to the 1993 amendment, up to 1,750,000 shares of Common Stock could be issued. Although stock options and restricted stock granted under the Stock Incentive Plan and Incentive Stock Option Plan remain outstanding, no new options or restricted shares will be granted under such plans. Under the terms of the new plan, incentive stock options may be granted at not less than 100% of fair market value at the date of grant (110% in the case of 10% stockholders) and nonqualified stock options may be granted at not less than par value (or, in the case of officers of the Company, not less than the greater of par value or 50% of fair market value on the date of grant). A portion of the fiscal 1992 grants under the plan was subject to reduction based upon the level of pre-tax earnings for fiscal 1992 compared to a target level established at the date of grant.

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

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES

        Changes for all options are summarized as follows:

                                                                                   STOCK OPTIONS
                                                                           -----------------------------
                                                                                             PER SHARE
                                                                            SHARES          PRICE RANGE
                                                                           ---------       -------------
        Outstanding, February 2, 1992....................................  1,577,746       $ 6.63-$23.00
          Granted........................................................    151,460       $10.60-$13.63
          Granted subject to reduction...................................    498,000       $19.75-$19.75
          Exercised......................................................    (41,918)      $10.50-$16.63
          Cancelled......................................................   (517,725)      $10.50-$22.13
                                                                           ---------       -------------
        Outstanding, January 31, 1993....................................  1,667,563       $ 6.63-$23.00
          Granted........................................................    646,570       $14.25-$18.50
          Exercised......................................................   (135,745)      $ 9.00-$17.08
          Cancelled......................................................   (772,863)      $10.50-$22.13
                                                                           ---------       -------------
        Outstanding, January 30, 1994....................................  1,405,525       $ 6.63-$23.00
          Granted........................................................     39,856       $16.10-$16.88
          Exercised......................................................   (126,318)      $ 9.00-$16.00
          Cancelled......................................................   (103,142)      $10.50-$22.13
                                                                           ---------       -------------
        Outstanding, January 29, 1995....................................  1,215,921       $ 6.63-$23.00

        At January 29, 1995, there were 1,972,990 and 70,914 shares of the Company's Common Stock available for grant under the 1990 Employee Stock Incentive Plan and Non-Employee Directors Plan, respectively. Options were exercisable for 741,915 shares under all of the Company's four stock option plans and stock option agreements, collectively, at January 29, 1995.

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

        In March 1992, the Company cancelled all option rights (563,700 shares) held by the Company's former president and a potential cash bonus related to certain options was cancelled in exchange for a cash payment of $3,279,000 (Note
7).

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

NOTE 8 -- PROFIT SHARING PLAN:

        The Company has a profit sharing plan covering substantially all employees with more than one year of service. Under this plan, the Company contributes a portion of earnings based on a formula. Effective January 1, 1995, the Company amended and restated this plan to include a 401(k) employee deferral and Company matching feature. The Company's match is determined each year by the Board of Directors. Profit Sharing and 401(k) expenses for the plan for the years ended January 29, 1995, January 30, 1994 and January 31, 1993 were $1,050,000, $1,038,000 and $766,000, respectively.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES

NOTE 9 -- LEASE COMMITMENTS:

        The Company has leases outstanding for retail store locations, the New Orleans distribution center and equipment with varying initial expiration dates through 2020; most leases include options to renew. The Company may also be required to pay insurance, taxes and/or additional rents based on a percentage of sales. Total rental expense was as follows (in thousands):

                                                                                           YEAR ENDED
                                                                             ---------------------------------------
                                                                             JANUARY 29,   JANUARY 30,   JANUARY 31,
                                                                                1995          1994          1993
                                                                             -----------   -----------   -----------
        Base rental expense................................................   $  34,858      $28,707      $  21,969
        Contingent rental expense..........................................         416          102            917
                                                                              ---------      -------      ---------
                                                                              $  35,274      $28,809      $  22,886
                                                                              =========      =======      =========

        Aggregate minimum rental commitments under all leases and aggregate minimum rental income from sublease tenants of leased buildings under all noncancellable leases in effect as of January 29, 1995 were as follows (in thousands):

                                    FISCAL YEAR                                EXPENSE       INCOME          NET
        -------------------------------------------------------------------  -----------   -----------   -----------
        1995...............................................................   $  31,227      $ 2,635      $  28,592
        1996...............................................................      31,178        2,602         28,576
        1997...............................................................      29,108        1,696         27,412
        1998...............................................................      28,242        1,358         26,884
        1999...............................................................      27,623        1,024         26,599
        Thereafter.........................................................     206,388        6,072        200,316
                                                                              ---------      -------      ---------
                                                                              $ 353,766      $15,387      $ 338,379
                                                                              =========      =======      =========

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

NOTE 12 -- NORTHRIDGE, CALIFORNIA EARTHQUAKE:

        On January 17, 1994, a 6.7 magnitude earthquake occurred in the San Fernando Valley of Southern California. Twenty-five stores experienced relatively minor merchandise and physical damage requiring closures that varied from a few hours to one week. Four stores experienced substantial merchandise and physical damage. Three stores reopened during fiscal 1994. The fourth store has been permanently closed and will be relocated during fiscal 1995.

        The Company incurred significant costs in connection with the earthquake including approximately $1,867,000 of damaged merchandise, $744,000 of destroyed property, $258,000 of expenses to repair property and $177,000 of other expenses, primarily labor costs associated with removing damaged merchandise and reopening the affected stores. All of these costs were recorded in fiscal 1993.

                               INDEX TO EXHIBITS

                                                                                                         PAGE
NUMBER       FILED WITH THE ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 30, 1994       NUMBER
- ------   ---------------------------------------------------------------------------------------------  ------
  3.1    Certificate of Incorporation of the Company, as amended, filed as Exhibit 6.1 to the              *
         Company's Registration Statement on Form 8-A dated May 22, 1992.
  3.2    By-Laws of the Company, as amended, filed as Exhibit 6.2 to the Company's Registration            *
         Statement on Form 8-A dated May 22, 1992.
 10.1    Incentive Stock Option Plan filed as Exhibit A to the Company's definitive Proxy Statement        *
         for 1982.
 10.2    Amendment to Incentive Stock Option Plan filed as Exhibit 10.2 to the Company's Annual Report     *
         on Form 10-K for the year ended February 2, 1992.
 10.3    Common Stock Incentive Plan filed as Appendix C to the Company's definitive Proxy Statement       *
         for 1979.
 10.4    Amendment to the Common Stock Incentive Plan filed as Exhibit 10.3(3) to the Company's Annual     *
         Report on Form 10-K for fiscal year ended December 31, 1982.
 10.5    Amendment to the Common Stock Incentive Plan filed as Exhibit 10.5 to the Company's Annual        *
         Report on Form 10-K for the fiscal year ended February 2, 1992.
 10.6    Non-Qualified Stock Option Agreement dated December 26, 1985 filed as Exhibit 10.3(3) to the      *
         Company's Annual Report on Form 10-K for fiscal year ended December 31, 1985.
 10.7    Form of Amended Stock Option Agreement used in connection with the Incentive Stock Option         *
         Plan filed as Exhibit 10.6(1) to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1989 and transition period ended January 28, 1990.
 10.8    Form of Restricted Stock Agreement used in connection with the Incentive Stock Option Plan        *
         filed as Exhibit 10.6(2) to the Company's Annual Report on Form 10-K for fiscal year ended
         December 31, 1989 and transition period ended January 28, 1990.
 10.9    1990 Employee Stock Incentive Plan filed as Annex B to the Company's definitive Proxy             *
         Statement for the 1990 Annual Meeting of Stockholders.
 10.10   Amendments No. 1 and No. 2 to 1990 Employee Stock Incentive Plan filed as Exhibit 10.10 to        *
         the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1992.
 10.11   Form of Stock Option Agreement used in connection with the 1990 Employee Stock Incentive Plan     *
         for options subject to staggered vesting filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for fiscal year ended February 3, 1991.
 10.12   Form of Stock Option Agreement used in connection with the 1990 Employee Stock Incentive Plan     *
         for immediately exercisable options filed as Exhibit 10.9 to the Company's Annual Report on
         Form 10-K for fiscal year ended February 3, 1991.
 10.13   Form of Restricted Stock Agreement used in connection with the 1990 Employee Stock Incentive      *
         Plan filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for fiscal year ended
         February 3, 1991.
 10.14   Stock Option Agreement dated December 6, 1990 between the Company and Peter S. Willmott filed     *
         as Exhibit 10.11 to the Company's Annual Report on Form 10-K for fiscal year ended February
         3, 1991.
 10.15   Stock Option Plan for Non-Employee Directors filed as Annex B to the Company's definitive         *
         Proxy Statement for the Annual Meeting of Stockholders held in 1992.
 10.16   Employment Agreement dated November 12, 1990 between the Company and Leonard S. Williams          *
         filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for fiscal year ended
         February 3, 1991.
 10.17   Amendment No. 1 to Employment Agreement between the Company and Leonard S. Williams dated as      *
         of February 3, 1992 filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for
         the fiscal year ended February 2, 1992.
 10.18   Amendment No. 2 to Employment Agreement between the Company and Leonard S. Williams dated as      *
         of August 31, 1993 filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the
         fiscal year ended January 30, 1994.
 10.19   Employment Agreement dated as of September 25, 1992 betwen the Company and Mark J. Miller         *
         filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended
         January 31, 1993.
 10.20   Amendment No. 1 to the Employment Agreement between the Company and Mark J. Miller dated as       *
         of January 31, 1994 filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for
         the fiscal year ended January 30, 1994.

- ---------------
* By this reference incorporated herein and made a part hereof.

                                                                                                         PAGE
NUMBER       FILED WITH THE ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 30, 1994       NUMBER
- ------   ---------------------------------------------------------------------------------------------  ------
 10.21   Employment Agreement dated as of August 31, 1993 between the Company and Patricia J. Wehner       *
         filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended
         January 30, 1994.
 10.22   Employment Agreement dated as of January 31, 1994 between the Company and Philip L. Carter        *
         filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended
         January 30, 1994.
 10.23   Lease dated August 1, 1988 between the Company, the City of New Orleans, State of Louisiana       *
         Inc., and the City of New Orleans, Louisiana Industrial Development Board re New Orleans
         Distribution Center filed as Exhibit 10.5(1) to the Company's Annual Report on Form 10-K for
         fiscal year ended January 1, 1989.
 10.24   Amended and Restated Credit Agreement dated as of October 5, 1993 among the Company, West         *
         Coast Liquidators, Inc., PNS Stores, Inc., the lenders listed therein and Bank of America
         National Trust and Savings Association, as Administrative Agent, and Continental Bank, as
         Co-Agent filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1994 and incorporated herein by this reference.
 10.25   First Amendment to Amended and Restated Credit Agreement dated as of August 10, 1994 among the Company, West Coast Liquidators, Inc., PNS Stores, Inc., the lenders listed therein and
         Bank of America National Trust and Savings Association, as Administrative Agent, and
         Continental Bank, as Co-Agent.
 10.26   Second Amendment to Amended and Restated Credit Agreement dated as of February 21, 1995 among the Company, West Coast Liquidators, Inc., PNS Stores, Inc., the lenders listed therein and
         Bank of America National Trust and Savings Association, as Administrative Agent, and Bank of
         America Illinois (formerly named Continental Bank, N.A.), as Co-Agent.
 10.27   Lease dated as of September 25, 1993 between TriNet Essential Facilities X, Inc. and West         *
         Coast Liquidators, Inc. file as Exhibit 10.27 to the Company's Annual Report on Form 10-K for
         the fiscal year ended January 30, 1994.
 10.28   Settlement Agreement dated August 9, 1990 among the Company, Batchelder Co., DHB Partners,        *
         L.P., David H. Batchelder, Batchelder & Partners, Inc. and Girard Partners, L.P. filed as
         Exhibit 10.25 to the Company's Annual Report on Form 10-K for fiscal year ended February 3,
         1991.
 10.29   Master Lease dated December 27, 1991 between the Company and Comdisco, Inc. filed as Exhibit      *
         10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1992.
 10.30   MacFrugal's Bargains - Close-outs Inc. Savings and Retirement Plan dated as of January 1,
         1995.
 22.1    Subsidiaries of Company.
 24.1    Consent of Independent Auditors.
 27      Financial Data Schedule.

- ---------------
* By this reference incorporated herein and made a part hereof.