Form 10-Q
period 1995-04-30
MAC FRUGALS BARGAINS CLOSE OUTS INC
filed 1995-06-08
CIK 78384

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 1995

                                       OR

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         Commission File Number 0-6672

                    MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC.

             (Exact name of registrant as specified in its charter)


          Delaware                                       95-2745285
- ----------------------------------------  ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


     2430 East Del Amo Boulevard
        Dominguez, California                           90220-6306
- ----------------------------------------  ------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:             (310) 537-9220



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         /X/      Yes      / /      No


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Shares Outstanding at May 28, 1995  25,541,218

             MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                     (Amounts in thousands except par value)

                                                                April 30,                January 29,
                                                                  1995                     1995
                                                                ---------                -----------
Assets

Current Assets :
     Cash and cash equivalents                                  $   7,971                 $   6,674
     Merchandise inventories                                      245,156                   182,102
     Other current assets                                          14,401                    14,883
                                                                ---------                 ---------
          Total current assets                                    267,528                   203,659



Property, Equipment and Improvements :
     Land                                                          33,966                    33,876
     Buildings and improvements                                    81,410                    80,762
     Automobiles and trucks                                         2,778                     2,778
     Furniture, fixtures and equipment                             93,327                    89,225
     Leasehold improvements                                        75,621                    73,931
     Construction in progress                                       1,651                     2,987
                                                                ---------                 ---------
                                                                  288,753                   283,559
     Less: Accumulated depreciation
           and amortization                                      (109,690)                 (105,339)
                                                                ---------                 ---------
                                                                  179,063                   178,220


Deferred Income Tax Asset                                             782                       780
Deferred Financing Costs and Other Assets                           3,497                     3,717



Total Assets                                                    $ 450,870                 $ 386,376
                                                                =========                 =========

Liabilities and Stockholders' Equity

Current Liabilities :
     Checks outstanding                                          $ 16,136                  $ 11,098
     Loan payable to bank                                         136,100                    80,500
     Current portion of long-term debt                                 64                        63
     Accounts payable                                              29,823                     9,359
     Accrued expenses                                              33,669                    37,096
     Income taxes payable                                           1,248                    12,154
     Sales tax payable                                              3,507                     9,377
                                                                 --------                  --------
          Total current liabilities                               220,547                   159,647

Long-Term Debt                                                      4,751                     4,491
Deferred Income Taxes                                               5,357                     5,357

Stockholders' Equity :
     Preferred stock, $1 par value;
        authorized, 500 shares; issued, none
     Common stock, $.02778 par value;
        authorized, 100,000 shares;
        issued 25,541 shares (April 30, 1995)
        and 29,854 shares (January 29, 1995)                          710                       829
     Additional paid-in capital                                      -                        3,216
     Retained earnings                                            219,505                   294,917
                                                                 --------                  --------
                                                                  220,215                   298,962
     Less:  Treasury stock, at cost, 4,313 shares
      ( January 29,1995)                                             -                      (82,081)
                                                                 --------                  --------
Total Stockholders' Equity                                        220,215                   216,881

Total Liabilities and Stockholders' Equity                       $450,870                  $386,376
                                                                 ========                  ========


See Notes to Consolidated Financial Statements.

           MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                 ( UNAUDITED )
               ( Amounts in thousands except per share amounts )

                                        For the three months ended
                                        --------------------------
                                         April 30,        May 1,
                                           1995            1994
                                         --------        --------
NET SALES                                $154,250        $142,095
Cost of sales                              83,535          75,325
                                         --------        --------

GROSS PROFIT                               70,715          66,770

Store expenses                             46,218          41,357
Warehouse and administrative
  expenses                                 16,787          14,605
                                         --------        --------
TOTAL OPERATING EXPENSES                   63,005          55,962

OPERATING INCOME                            7,710          10,808
Interest expense, net                       2,231             958
                                         --------        --------

EARNINGS BEFORE INCOME TAXES                5,479           9,850
INCOME TAX EXPENSE                          2,164           3,940
                                         --------        --------

NET EARNINGS                             $  3,315        $  5,910
                                         ========        ========

EARNINGS PER COMMON SHARE                $   0.13        $   0.20
AVERAGE SHARES OUTSTANDING                 25,747          29,726
                                         ========        ========

- ---------------
See Notes to Consolidated Financial Statements.

           MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS  OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                            ( Amounts in thousands )


                                      Common Stock          Additional                       Treasury Stock
                                   ------------------         Paid-in      Retained      ----------------------
                                   Shares      Amount         Capital      Earnings      Shares        Amount         Total
                                   ------      ------       ----------     --------      ------       --------      --------
Balance, January 29, 1995          29,854      $ 829         $ 3,216       $294,917       4,313       $(82,081)     $216,881

Non-cash compensation
  expense                                                         19                                                      19

Treasury stock retired             (4,313)      (119)         (3,235)       (78,727)     (4,313)        82,081             0

Net earnings for three months                                                 3,315                                    3,315
                                   ------      -----         -------       --------      ------       --------      --------
Balance,  April  30, 1995          25,541      $ 710         $     0       $219,505           0       $      0      $220,215
                                   ======      =====         =======       ========      ======       ========      ========

- ----------------------
See Notes to Consolidated Financial Statements.

           MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                             (Amounts in thousands)

                                                                               For the three months ended
                                                                    -----------------------------------------------
                                                                      April 30,                           May 1,
                                                                        1995                               1994
                                                                    ------------                       ------------
INCREASE  IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
  Cash received from customers                                        $ 154,250                         $ 142,095
  Cash paid to suppliers and employees                                 (188,637)                         (151,936)
  Income taxes paid                                                     (13,073)                              (51)
  Interest paid (net of amount capitalized)                              (1,880)                             (805)
  Interest received                                                          66                                26
                                                                      ---------                         ---------
    Net cash used in operating activities                               (49,274)                          (10,671)

Cash flows from investing activities:
  Capital expenditures                                                   (5,290)                           (3,177)
  Proceeds from sale of fixed assets                                       -                                  471
                                                                      ---------                         ---------
    Net cash used in investing activities                                (5,290)                           (2,706)

Cash flows from financing activities:
  Net borrowings under line of credit agreements                         55,600                            20,100
  Payment of long-term debt                                                 (15)                              (39)
  Proceeds from sale of stock options                                         -                               211
  Repurchase of treasury stock                                                -                            (6,092)
  Other (net)                                                               276                               109
                                                                      ---------                         ---------
    Net cash provided by financing activities                            55,861                            14,289
                                                                      ---------                         ---------

    Increase in cash and cash equivalents                                 1,297                               912
Cash and cash equivalents, beginning of period                            6,674                            12,445
                                                                      ---------                         ---------
Cash and cash equivalents, end of period                              $   7,971                         $  13,357
                                                                      =========                         =========


- ----------------------
See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                             (Amounts in thousands)
                                  (continued)


                                                                                               For the three months ended
                                                                                   ------------------------------------------------
                                                                                     April 30,                            May 1,
                                                                                       1995                                1994
                                                                                   ------------                        ------------
Reconciliation of Net Income to Net Cash Used
  In Operating Activities:
- -----------------------------------------------------------
Net income                                                                            $ 3,315                            $ 5,910
Adjustments to reconcile net income to net cash
  used in operating activities:
  Depreciation and amortization                                                         4,431                              3,805
  Loss (gain) on sale of fixed assets                                                      16                               (219)
  Non-cash compensation expense                                                            19                                 19
  Changes in assets and liabilities:
    Increase in inventory                                                             (63,054)                           (19,236)
    Decrease in other assets                                                              702                                687
    Increase in deferred income tax asset                                                  (2)                                 -
    Increase (decrease) in checks outstanding, accounts payable, accrued
       expenses and sales tax payable                                                  16,205                             (4,599)
    (Decrease) increase in federal and state income taxes                             (10,906)                             2,962
                                                                                     --------                           --------
  Total adjustments                                                                   (52,589)                           (16,581)
                                                                                     --------                           --------
  Net cash used in operating activities                                              $(49,274)                          $(10,671)
                                                                                     ========                           ========


- ----------------------
See Notes to Consolidated Financial Statements.

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

Note 3 The Company's effective tax rate for fiscal 1994 and the first three months ended April 30, 1995 was 39.5%. The provision for income tax expense for the three months ended April 30, 1995 was $2,164,000. For interim reporting purposes the entire provision for income tax expense was classified as current.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company had a net deferred tax asset of $803,000 at April 30, 1995 and $800,000 at
         January 29, 1995. This change in the net deferred tax asset is due to a reclassification from deferred income taxes to current income taxes payable. Other current assets on the balance sheet includes $5,378,000 and $5,377,000 of current deferred assets at April 30, 1995 and January 29, 1995, respectively.

         The Company provided no valuation allowance against its deferred tax assets recorded as of April 30, 1995 and January 29, 1995.

Note 4 The Company retired all of its treasury shares (4,313,200) during the first quarter of the current year.

Note 5 Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

            PART I - ITEM II MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITIONS AND INTERIM RESULTS OF OPERATIONS

SALES

Total sales increased 8.6% and comparable store sales decreased 4.1% for the three months ended April 30, 1995 as compared to the same period a year ago. The total sales increase was a result of opening 43 net new stores since May 1, 1994, partially offset by the comparable store sales decrease noted above. The comparable store sales decrease was primarily due to the low inventory position in the warehouses at year end which impaired fresh merchandise from flowing to the stores early in the quarter. At April 30, 1995, 285 stores were in operation compared to 242 stores at May 1, 1994. The Company opened 7 new stores during the current quarter.

Sales from the 160 California stores open at April 30, 1995 were approximately
64% of the Company's current year first quarter sales.   California stores
experienced comparable store sales decreases during the first quarter which were consistent with the company wide experience noted above.

The Company opened two stores in Chicago, Illinois in April 1995 marking its entry into the midwestern markets.

GROSS PROFIT RATE

The gross profit rate of 45.8% for the first quarter this year decreased from 47.0% for the first quarter last year. The decrease is due primarily to higher markdowns as a percent of sales which were taken to attract customers into the stores and clear selected merchandise as well as an increase in the reserve rate for inventory shrinkage based on the Company's fiscal 1994 year-end results. However, these items were partially offset by a higher initial markup on beginning store inventory in the current quarter versus the same quarter in the prior year.

OPERATING EXPENSE RATES

Operating expenses were 40.8% of sales for the current year first quarter. Prior year first quarter operating expenses were 39.4% of sales. Operating expenses as a percentage of sales increased in both the stores and the warehouse and administrative areas.

The increase in store expenses was mainly due to higher rent, depreciation, advertising and payroll as a percentage of sales, offset partially by efficiencies in workers' compensation insurance as a percentage of sales. The increases in rent, depreciation and payroll are driven by new stores and are expected during a phase of expansion. The increased percentages were also adversely affected by the decrease in comparable store sales for the current year first quarter. The increase in advertising expense as a percentage of sales is due to one additional circular in the current quarter and additional institutional advertising for the Company's new market in Chicago, Illinois.

General cost containment at the warehouses kept most expenses constant as a percentage of sales. However, increases in payroll were commensurate with the increase in inventory levels from the fiscal 1994 year end and the Company's effort to supply the stores with fresh merchandise in the current year first quarter.

Similarly, cost containment in the administrative areas kept most expenses constant as a percentage of sales. However, the Company incurred approximately $1,100,000 in severance charges during the first quarter of the current year as a result of eliminating a number of administrative positions.

INTEREST EXPENSE

Net interest expense of $958,000 in the first quarter of fiscal 1994 increased to $2,231,000 for the same period in 1995. Factors contributing to the increase are higher average debt levels coupled with higher interest rates. The increase in average debt levels are the combined result of larger inventory growth in the first quarter of 1995 compared to the same period in 1994 and the treasury shares repurchased last year.

INCOME TAX RATE

The income tax rate for the current year first quarter was 39.5%, and for interim purposes, the entire provision for income taxes is classified as current. The current rate of 39.5% is consistent with the fiscal 1994 rate. Income taxes were provided at a rate of 40.0% in the prior year first quarter.

The Company had a net deferred tax asset of $803,000 at April 30, 1995 and $800,000 at January 29, 1995. This change in the net deferred tax asset resulted from a reclassification from deferred income taxes to current income taxes payable. Other current assets on the balance sheet includes $5,378,000 and $5,377,000 of current deferred assets at April 30, 1995 and January 29, 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $1,297,000 in the first three months of fiscal 1995 compared to an increase of $912,000 in the first three months of fiscal 1994. The major factors influencing the increase of cash and cash equivalents in the first three months of the current year were an increase in accounts payable and higher net borrowings, partially offset by an increase in inventory and increased income tax payments.

The Company's long-term debt was 2.2% of equity and its total debt was 64.0% of equity at the end of the first three months of fiscal 1995 compared to 1.5% and 22.9%, respectively, at May 1, 1994. At January 29, 1995, long-term debt was 2.1% of equity and total debt was 39.2% of equity. These changes reflect the Company's financing of higher merchandise inventory levels. In addition, the changes from May 1, 1994 reflect the partial bank financing of repurchases of treasury stock during the last nine months of fiscal 1994.

The Company believes its present lines of credit are adequate to meet any seasonal or temporary liquidity needs that cannot be met with cash flow from operating activities. At April 30, 1995, the Company had $136,100,000 of outstanding revolving debt. Of this outstanding debt, $120,000,000 was borrowed under committed credit lines and $16,100,000 was borrowed under uncommitted credit lines.

The Company's current ratio at the end of the first three months was 1.21 versus 1.28 at fiscal year end 1994 and 1.92 at May 1, 1994. The change since May 1, 1994 is primarily due to the use of short-term borrowings to finance a portion of the repurchases of treasury stock during the last nine months of fiscal 1994.

For the three months ended April 30, 1995, inventory turnover remained constant at .39 compared to the three months ended May 1, 1994.

                          PART II - OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K

         (a)  Exhibits -- Exhibit 27 -- Financial Data Schedule.

         (b) Reports on Form 8-K - No reports on Form 8-K have been filed during the quarter ended April 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC.


                          /s/ Philip L. Carter
                          -------------------------------------
                          Philip L. Carter
                          President and Chief Executive Officer
                          (Principal Executive Officer and
                          Principal Accounting Officer)


June 8, 1995