Form 10-Q
period 1995-07-30
MAC FRUGALS BARGAINS CLOSE OUTS INC
filed 1995-09-11
CIK 78384

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 30, 1995

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

                           /X/  Yes      /  /     No
                                ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Shares Outstanding at August 27, 1995                25,547,510

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                    (Amounts in thousands except par value)

                                                      July  30,  January 29,
                                                        1995       1995
                                                     ----------  -----------
Assets

Current Assets :
     Cash and cash equivalents                       $   7,285    $   6,674
     Merchandise inventories                           286,732      182,102
     Other current assets                               14,841       14,883
                                                     ---------    ---------
          Total current assets                         308,858      203,659
                                                     ---------    ---------


Property, Equipment and Improvements :
     Land                                               34,011       33,876
     Buildings and improvements                         82,196       80,762
     Automobiles and trucks                              2,874        2,778
     Furniture, fixtures and equipment                  94,776       89,225
     Leasehold improvements                             79,615       73,931
     Construction in progress                            2,718        2,987
                                                     ---------    ---------
                                                       296,190      283,559
     Less: Accumulated depreciation
               and amortization                       (113,546)    (105,339)
                                                     ---------    ---------
                                                       182,644      178,220
                                                     ---------    ---------

Deferred Income Tax Asset                                  782          780
Deferred Financing Costs and Other Assets                4,168        3,717
                                                     ---------    ---------


Total Assets                                         $ 496,452    $ 386,376
                                                     =========    =========

                                                     July  30,   January 29,
                                                       1995          1995
                                                     ---------   -----------
Liabilities and Stockholders' Equity

Current Liabilities :
     Checks outstanding                              $ 12,037      $ 11,098
     Loan payable to bank                              80,300        80,500
     Current portion of long-term debt                     66            63
     Accounts payable                                  15,850         9,359
     Accrued expenses                                  34,248        37,096
     Income taxes payable                                 391        12,154
     Sales tax payable                                  4,621         9,377
                                                     --------      --------
          Total current liabilities                   147,513       159,647
                                                     --------      --------

Long-Term Debt                                        119,972         4,491
Deferred Income Taxes                                   5,357         5,357

Stockholders' Equity :
     Preferred stock, $1 par value;
        authorized, 500 shares; issued, none
     Common stock, $.02778 par value;
        authorized, 100,000 shares;
        issued 25,546 shares (July 30, 1995)
        and 29,854 shares (January 29, 1995)              711           829
     Additional paid-in capital                           104         3,216
     Retained earnings                                222,795       294,917
                                                     --------      --------
                                                      223,610       298,962
     Less:  Treasury stock, at cost, 4,313 shares
      (January 29,1995)                                    --       (82,081)
                                                     --------      --------
Total Stockholders' Equity                            223,610       216,881
                                                     --------      --------

Total Liabilities and Stockholders' Equity           $496,452      $386,376
                                                     ========      ========

See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                 (UNAUDITED)
               (Amounts in thousands except per share amounts)


                                 For the three months ended          For the six months ended
                                 --------------------------          ------------------------
                                  July 30,        July 31,           July 30,        July 31,
                                    1995            1994               1995            1994
                                  --------        --------           --------        --------
NET SALES                         $146,754        $133,693           $301,004        $275,788
Cost of sales                       78,281          71,295            161,816         146,620
                                  --------        --------           --------        --------
GROSS PROFIT                        68,473          62,398            139,188         129,168
                                  --------        --------           --------        --------
Store expenses                      46,410          42,128             92,628          83,485
Warehouse and administrative
  expenses                          13,238          14,613             30,025          29,218
                                  --------        --------           --------        --------
TOTAL OPERATING EXPENSES            59,648          56,741            122,653         112,703

OPERATING INCOME                     8,825           5,657             16,535          16,465
Interest expense, net                3,387           1,433              5,618           2,391
                                  --------        --------           --------        --------

EARNINGS BEFORE INCOME TAXES         5,438           4,224             10,917          14,074
INCOME TAX EXPENSE                   2,148           1,690              4,312           5,630
                                  --------        --------           --------        --------
NET EARNINGS                      $  3,290        $  2,534           $  6,605        $  8,444
                                  ========        ========           ========        ========

EARNINGS PER COMMON SHARE         $   0.13        $   0.09           $   0.26        $   0.29
AVERAGE SHARES OUTSTANDING          25,833          29,245             25,778          29,485
                                  ========        ========           ========        ========



  _____________

  See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                            (Amounts in thousands)

                                     Common Stock      Additional                     Treasury Stock
                                   -----------------    Paid-in      Retained      ---------------------
                                   Shares     Amount    Capital      Earnings      Shares        Amount     Total
                                   ------     ------   ----------    --------      ------      ---------   --------
Balance, January 29, 1995          29,854     $  829     $ 3,216     $294,917       4,313      ($82,081)   $216,881

Exercise of stock options               5          1          82                                                 83

Non-cash compensation
  expense                                                     41                                                 41

Treasury stock retired             (4,313)      (119)     (3,235)     (78,727)     (4,313)       82,081           0

Net earnings for six months                                             6,605                                 6,605

                                   ------     ------     -------     --------      ------       -------    --------
Balance,  July  30, 1995           25,546     $  711     $   104     $222,795           0       $     0    $223,610
                                   ======     ======     =======     ========      ======       =======    ========

____________

See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                             (Amounts in thousands)

                                                                   For the six months ended
                                                               ----------------------------------
                                                                July 30,                July 31,
                                                                  1995                    1994
                                                               ---------               ---------
INCREASE  IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
  Cash received from customers                                 $ 301,004               $ 275,788
  Cash paid to suppliers and employees                          (381,825)               (303,433)
  Income taxes paid                                              (16,078)                 (8,243)
  Interest paid (net of amount capitalized)                       (4,559)                 (1,796)
  Interest received                                                   75                      37
                                                               ---------               ---------
    Net cash used in operating activities                       (101,383)                (37,647)

Cash flows from investing activities:
  Capital expenditures                                           (13,379)                (16,284)
  Proceeds from sale of fixed assets                                   6                     471
                                                               ---------               ---------
    Net cash used in investing activities                        (13,373)                (15,813)

Cash flows from financing activities:
  Net borrowings (repayments) of long-term debt                  114,870                     (68)
  Net (repayments) borrowings under line of credit agreements       (200)                 75,600
  Proceeds from sale of stock options                                 83                     289
  Repurchase of treasury stock                                      -                    (21,352)
  Other (net)                                                        614                     238
                                                               ---------               ---------
    Net cash provided by financing activities                    115,367                  54,707
                                                               ---------               ---------

    Increase in cash and cash equivalents                            611                   1,247
Cash and cash equivalents, beginning of period                     6,674                  12,445
                                                               ---------               ---------
Cash and cash equivalents, end of period                       $   7,285               $  13,692
                                                               =========               =========




__________________________

See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                             (Amounts in thousands)
                                  (continued)


                                                                        For the six months ended
                                                                       ---------------------------
                                                                       July 30,           July 31,
                                                                         1995               1994
                                                                       --------           --------
Reconciliation of Net Income to Net Cash Used
  In Operating Activities:
---------------------------------------------
Net income                                                                $  6,605          $8,444
Adjustments to reconcile net income to net cash
  used in operating activities:
  Depreciation and amortization                                              8,939           7,651
  Loss (gain) on sale of fixed assets                                           10            (219)
  Non-cash compensation expense                                                 41              38
  Changes in assets and liabilities:
    Increase in inventory                                                 (104,630)        (47,693)
    Increase in other assets                                                  (409)         (1,041)
    Increase in deferred income tax asset                                       (2)           (100)
    Decrease in checks outstanding, accounts payable, accrued
       expenses and sales tax payable                                         (174)         (4,727)
    Decrease in federal and state income taxes                             (11,763)           -
                                                                         ---------        --------
  Total adjustments                                                       (107,988)        (46,091)
                                                                         ---------        --------
  Net cash used in operating activities                                  ($101,383)       ($37,647)
                                                                         =========        ========



__________________________

See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                     PART I - ITEM I - FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         (DOLLAR AMOUNTS IN THOUSANDS)

Note 1 For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's Annual Report on Form 10-K for the year ended January 29, 1995.

Note 2 The information furnished was prepared internally by the Company and has not been independently verified. However, it reflects all adjustments which are, in the opinion of Management, necessary to present a fair statement of results for the interim period. All adjustments are of a normal, recurring nature.

Note 3 Earnings per Common Share is based on the weighted average number of Common Shares outstanding, adjusted for dilutive effects of stock options, if applicable.

Note 4 The Company's effective tax rate for fiscal 1994 and the first half of fiscal 1995 was 39.5%. For interim reporting purposes the entire provision for income tax expense was classified as current.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company had a net deferred tax asset of $803 at July 30, 1995 and $800 at January 29, 1995. Other current assets on the balance sheet includes $5,378 and $5,377 of current deferred assets at July 30, 1995 and January 29, 1995, respectively.

         The Company provided no valuation allowance against its deferred tax assets recorded as of July 30, 1995 and January 29, 1995.

Note 5 At July 30, 1995, the Company classified that portion of its revolving debt as long-term debt that is not required to be repaid at its next annual clean-down date of September 30, 1996.

Note 6 Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

            PART I - ITEM II MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITIONS AND INTERIM RESULTS OF OPERATIONS

                         (DOLLAR AMOUNTS IN THOUSANDS)
SALES

Total sales increased 9.8% and comparable store sales decreased 3.9% for the three months ended July 30, 1995 as compared to the same period a year ago. The total sales increase was a result of opening 40 net new stores since July 31, 1994, partially offset by the comparable store sales decrease noted above. The comparable store sales decrease was primarily due to weakness in apparel sales. At July 30, 1995, 296 stores were in operation compared to 256 stores at July 31, 1994. The Company opened 11 new stores and relocated one store during the current quarter.

Total sales increased 9.1% and comparable store sales decreased 4.0% for the six months ended July 30, 1995 as compared to the same period a year ago. The total sales increase was the result of opening 59 net new stores since January 31, 1994, partially offset by the comparable store sales decrease for the period. The comparable sales decrease for the first half this year resulted from a combination of low inventory position in the warehouses at year end which impaired fresh merchandise from flowing to the stores early in the first quarter of the current year and weakness in apparel sales as previously noted.

In response to the weakness in apparel sales, beginning in September 1995, all stores will have their space dedicated to apparel merchandise reduced to introduce greeting cards into the Mac Frugal's merchandise assortment.

Sales from the 163 California stores open at July 30, 1995 were approximately 63% of the Company's total sales for both the second quarter and first half of the current year. California stores experienced comparable store sales decreases during the second quarter and first half of the year which were consistent with the company-wide experience noted above.

The Company opened six stores in Illinois during the first half of the current year marking its entry into the midwestern markets.

GROSS PROFIT RATE

The gross profit rate of 46.7% and 46.2% for the current year second quarter and first half, respectively, compared to 46.7% and 46.8% for similar periods in the prior year. The decrease in the gross margin for the first half is due primarily to higher markdowns as a percent of sales which were taken to attract customers into the stores and clear selected merchandise as well as an increase in the reserve rate for inventory shrinkage based on the Company's fiscal 1994 year-end results. However, these items were partially offset by a higher initial markup on beginning store inventory in the current year versus the prior year.

OPERATING EXPENSE RATES

Operating expenses were 40.6% and 40.7% of sales for the current year second quarter and first half, respectively. Prior year second quarter and first half operating expenses were 42.4% and 40.9% of sales, respectively. The improvements were the result of a decrease in warehouse and administrative expenses, partially offset by an increase in store expenses as explained below.

Store expenses totaled 31.6% and 30.8% of sales for the second quarter and first half of fiscal 1995, respectively, compared to 31.5% and 30.3% of sales for the same periods in the prior year.

General cost containment kept total store expenses relatively constant as a percentage of total sales for the current year second quarter versus the prior year second quarter. Higher rent, depreciation and advertising expenses were largely offset by efficiencies and expense controls in payroll and workers' compensation insurance.

The increases noted above are driven by new stores and are expected during a phase of expansion. Furthermore, the increased percentages were adversely impacted by the decrease in comparable store sales for the current year second quarter.

The increase in store expenses as a percentage of sales for the first half of the current year was largely the result of the same factors described above under the quarter-to-quarter comparison. However, higher rent, depreciation and advertising expenses were only partially offset by efficiencies in workers' compensation. Expense controls in the payroll area were initiated towards the end of the first quarter in the current year. Consequently, the Company first began experiencing meaningful benefits from these controls in the second fiscal quarter of 1995.

Warehouse and administrative expenses totaled 9.0% and 10.0% of sales for the second quarter and first half of fiscal 1995, respectively. As a percentage of sales, warehouse and administrative expenses were lower compared to the 10.9% and 10.6% of sales for the same periods in the prior years.

Expense controls in the warehouses and administrative areas resulted in a reduction in most expenses as a percentage of sales for both the current year second quarter and the current year first half compared to similar periods in the prior year.

INTEREST EXPENSE

Net interest expense was $3,387 and $5,618 for the second quarter and first half of fiscal 1995, respectively. This compares to $1,433 and $2,391 incurred during the same periods last year. Factors contributing to the increase were higher average debt levels coupled with higher interest rates. The increase in average debt levels are the combined result of larger inventory growth in the first half of 1995 compared to the same period in 1994 and the treasury shares repurchased last year.

INCOME TAX RATE

The income tax rate for the current year second quarter and first half was 39.5%, and for interim purposes, the entire provision for income taxes is classified as current. The current rate of 39.5% is consistent with the fiscal 1994 rate. Income taxes were provided at a rate of 40.0% in the prior year second quarter and first half.

The Company had a net deferred tax asset of $803 at July 30, 1995 and $800 at January 29, 1995. This change in the net deferred tax asset resulted from a reclassification from deferred income taxes to current income taxes payable. Other current assets on the balance sheet includes $5,378 and $5,377 of current deferred assets at July 30, 1995 and January 29, 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $611 in the first half of fiscal 1995 compared to an increase of $1,247 in the first half of fiscal 1994. The major factors influencing the increase of cash and cash equivalents in the first half of the current year were higher net borrowings partially offset by an increase in inventory and capital expenditures which were required for store expansion.

The Company's long-term debt was 53.7% of equity and its total debt was 89.6% of equity at the end of the first half of fiscal 1995 compared to 1.7% and 46.8%, respectively, at July 31, 1994. At January 29, 1995, long-term debt was 2.1% of equity and total debt was 39.2% of equity. These changes reflect the Company's financing of higher merchandise inventory levels and the partial bank financing of repurchases of treasury stock during fiscal 1994. Furthermore, the Company has classified the portion of its revolving debt as long-term debt that is not required to be paid at its next clean-down date of September 30, 1996.

The Company believes its present lines of credit are adequate to meet any seasonal or temporary liquidity needs that cannot be met with cash flow from operating activities. At July 30, 1995, the Company had $195,200 of outstanding revolving debt. Of this outstanding debt, $155,200 was borrowed under committed credit lines and $40,000 was borrowed under uncommitted credit lines. Subsequent to July 30, 1995, the maturity date of the Company's committed line of credit was extended by one year to August 10, 1998.

The Company's current ratio at the end of the first half was 2.09 versus 1.28 at fiscal year end 1994 and 1.51 at July 31, 1994. The increase is due primarily to the classification of a portion of revolving debt as long-term debt, as previously explained, offset in part by the use of short-term borrowings to finance a portion of the repurchases of treasury stock during fiscal 1994.

For the six months ended July 30, 1995, inventory turnover remained relatively constant at .68 compared to .72 for the six months ended July 31, 1994.

                          PART II - OTHER INFORMATION

Item 4  Submission of Matters to a Vote of Security Holders

        The Company held its 1995 Annual Meeting of Stockholders on June 14, 1995 (the "Annual Meeting"). At the Annual Meeting, shareholders elected all nine directors nominated. The following table sets forth the number of votes cast for and against each nominee. The number of votes cast against each nominee includes votes withheld and abstentions. There were no broker non-votes for any nominee.

                       Nominee                For         Against
                  -------------------     ----------      -------
                  Peter S. Willmott       22,257,916      61,053
                  Philip L. Carter        22,258,956      60,013
                  Mark J. Miller          22,256,168      62,801
                  David H. Batchelder     22,256,206      62,763
                  Bruce E. Karatz         22,256,506      62,463
                  Anthony Luiso           22,256,906      62,063
                  Ronald P. Spogli        22,256,206      62,763
                  Bill M. Thomas          22,270,586      48,383
                  James J. Zehentbauer    22,229,611      89,358

         In addition to electing the directors nominated, stockholders approved an amendment to the Company's 1992 Stock Option Plan for Non-Employee Directors to increase the number of shares reserved for issuance thereunder by 200,000 shares to an aggregate of 400,000 shares. There were 18,685,101 affirmative votes cast, 3,510,752 negative votes cast, 123,116 abstentions, and no broker non-votes in respect of such a proposal.


Item 6   Exhibits and Reports on Form 8-K

         (a)      Exhibits -- Exhibit 27 -- Financial Data Schedule.

         (b) Reports on Form 8-K - No reports on Form 8-K have been filed during the quarter ended July 30, 1995.

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


September 11, 1995