Form 10-Q
period 1995-10-29
MAC FRUGALS BARGAINS CLOSE OUTS INC
filed 1995-12-11
CIK 78384

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                              ------------------

                                  FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 29, 1995

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                         Commission File Number 0-6672

                     MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                 95-2745285
  -------------------------------            -------------------------------
  (State or other jurisdiction of            (I.R.S. employer identification
   incorporation or organization)                        number)

Mailing and
Street Address:  2430 East Del Amo Boulevard, Dominguez, California 90220-6306
--------------------------------------------------------------------------------
                         (Address of principal executive offices)

Registrant's telephone number, including area code: (310) 537-9220
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                   Former name, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X ]  Yes      [  ]  No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Shares Outstanding at November 26, 1995              25,526,547
--------------------------------------------------------------------------------

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                    (Amounts in thousands except par value)

                                                     October 29,  January 29,
                                                        1995         1995
                                                     ----------   -----------
Assets

Current Assets:
     Cash and cash equivalents                         $ 17,950     $  6,674
     Merchandise inventories                            244,947      182,102
     Current deferred income tax asset                   19,203        5,377
     Other current assets                                10,144        9,506
                                                       --------     --------
          Total current assets                          292,244      203,659
                                                       --------     --------

Property, Equipment and Improvements:
     Land                                                35,195       33,876
     Buildings and improvements                          82,638       80,762
     Automobiles and trucks                               2,988        2,778
     Furniture, fixtures and equipment                   99,191       89,225
     Leasehold improvements                              81,358       73,931
     Construction in progress                             1,508        2,987
                                                       --------     --------
                                                        302,878      283,559
     Less: Accumulated depreciation
               and amortization                        (117,988)    (105,339)
                                                       --------     --------
                                                        184,890      178,220
                                                       --------     --------
Deferred Income Tax Asset                                   782          780
Deferred Financing Costs and Other Assets                 2,562        3,717
                                                       --------     --------
Total Assets                                           $480,478     $386,376
                                                       ========     ========

                                                      October 29,   January 29,
                                                          1995          1995
                                                      -----------   -----------
Liabilities and Stockholders' Equity

Current Liabilities:
     Checks outstanding                                $ 11,644      $ 11,098
     Loan payable to bank                                73,100        80,500
     Current portion of long-term debt                       67            63
     Accounts payable                                    18,674         9,359
     Accrued expenses                                    36,349        37,096
     Income taxes payable                                   926        12,154
     Sales tax payable                                    6,219         9,377
                                                       --------      --------
          Total current liabilities                     146,979       159,647
                                                       --------      --------

Long-Term Debt                                          120,286         4,491
Deferred Income Taxes                                     5,357         5,357

Stockholders' Equity:
     Preferred stock, $1 par value;
        authorized, 500 shares; issued, none
     Common stock, $.02778 par value;
        authorized, 100,000 shares;
        issued 25,571 shares (October 29, 1995)
        and 29,854 shares (January 29, 1995)                711           829
     Additional paid-in capital                             353         3,216
     Retained earnings                                  206,792       294,917
                                                       --------      --------
                                                        207,856       298,962
     Less: Treasury stock, at cost, 4,313 shares
       (January 29, 1995)                                   -         (82,081)
                                                       --------      --------
Total Stockholders' Equity                              207,856       216,881
                                                       --------      --------
Total Liabilities and Stockholders' Equity             $480,478      $386,376
                                                       ========      ========

_____________
See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                (Amounts in thousands except per share amounts)


                                           For the three months ended               For the nine months ended
                                         ------------------------------            ---------------------------
                                          October 29,       October 30,            October 29,     October 30,
                                             1995              1994                   1995            1994
                                          -----------       -----------            -----------     -----------
  NET SALES                                 $152,353          $158,491               $453,357        $434,279
  COST OF SALES                              114,741            83,793                276,557         230,413
                                            --------          --------               --------        --------
  GROSS PROFIT                                37,612            74,698                176,800         203,866
                                            --------          --------               --------        --------
  Store expenses                              46,895            48,769                139,523         132,254
  Warehouse and administrative
    expenses                                  13,469            14,918                 43,494          44,136
                                            --------          --------               --------        --------
  TOTAL OPERATING EXPENSES                    60,364            63,687                183,017         176,390

  OPERATING INCOME (LOSS)                    (22,752)           11,011                 (6,217)         27,476
  INTEREST EXPENSE, NET                        3,699             2,288                  9,317           4,679
                                            --------          --------               --------        --------
  EARNINGS (LOSS) BEFORE INCOME TAXES        (26,451)            8,723                (15,534)         22,797
  INCOME TAX EXPENSE (BENEFIT)               (10,448)            3,489                 (6,136)          9,119
                                            --------          --------               --------        --------
  NET EARNINGS (LOSS)                       ($16,003)           $5,234                ($9,398)        $13,678
                                            ========          ========               ========        ========
  EARNINGS (LOSS) PER COMMON SHARE            ($0.62)            $0.19                 ($0.36)          $0.47
                                            ========          ========               ========        ========
  AVERAGE SHARES OUTSTANDING                  25,798            28,142                 25,785          29,042
                                            ========          ========               ========        ========




 _____________
 See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                             (Amounts in thousands)

                                    Common Stock       Additional                      Treasury Stock
                               ---------------------     Paid-In       Retained     --------------------
                               Shares         Amount     Capital       Earnings     Shares       Amount      Total
                               ------         ------     -------       --------     ------      --------    --------
Balance, January 29, 1995      29,854           $829      $3,216       $294,917      4,313      ($82,081)   $216,881

Exercise of stock options          30              1         308                                                $309

Non-cash compensation
  expense                                                     64                                                  64

Treasury stock retired         (4,313)          (119)     (3,235)       (78,727)    (4,313)       82,081           0

Net loss for nine months                                                 (9,398)                              (9,398)
                               ------          -----     -------       --------     ------      --------    --------
Balance, October 29, 1995      25,571           $711        $353       $206,792          0            $0    $207,856
                               ======          =====     =======       ========     ======      ========    ========



_____________
See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                             (Amounts in thousands)

                                                                            For the nine months ended
                                                                         -------------------------------
                                                                         October 29,         October 30,
                                                                             1995               1994
                                                                         -----------         -----------
         INCREASE IN CASH AND CASH EQUIVALENTS
         Cash flows from operating activities:
           Cash received from customers                                    $453,357            $434,279
           Cash paid to suppliers and employees                            (503,549)           (444,758)
           Income taxes paid                                                (18,920)             (9,868)
           Interest paid (net of amount capitalized)                         (8,309)             (3,868)
           Interest received                                                    112                  51
                                                                           --------            --------
             Net cash used in operating activities                          (77,309)            (24,164)

         Cash flows from investing activities:
           Capital expenditures                                             (20,279)            (30,212)
           Proceeds from sale of fixed assets                                   156                 473
                                                                           --------            --------
             Net cash used in investing activities                          (20,123)            (29,739)

         Cash flows from financing activities:
           Net borrowings (repayments) of long-term debt                    114,854                 (82)
           Net (repayments) borrowings under line of credit agreements       (7,400)            122,700
           Proceeds from sale of stock options                                  309               1,162
           Repurchase of treasury stock                                        -                (64,237)
           Other (net)                                                          945                 465
                                                                           --------            --------
             Net cash provided by financing activities                      108,708              60,008
                                                                           --------            --------
             Increase in cash and cash equivalents                           11,276               6,105
         Cash and cash equivalents, beginning of period                       6,674              12,445
                                                                           --------            --------
         Cash and cash equivalents, end of period                          $ 17,950            $ 18,550
                                                                           ========            ========



_____________
See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                             (Amounts in thousands)
                                  (continued)

                                                                           For the nine months ended
                                                                         -----------------------------
                                                                         October 29,       October 30,
                                                                            1995              1994
                                                                         -----------       -----------
         Reconciliation of Net Income (Loss) to Net Cash Used
           In Operating Activities:
         Net (loss) income                                                 ($9,398)           $13,678
         Adjustments to reconcile net income to net cash
           used in operating activities:
           Depreciation and amortization                                    13,487             11,590
           Gain on sale of fixed assets                                        (34)              (177)
           Non-cash compensation expense                                        64                 57
           Changes in assets and liabilities:
             Increase in inventory                                         (62,845)           (51,218)
             Increase in current deferred income tax asset                 (13,826)               (45)
             Decrease in other assets                                          517                663
             Increase in deferred income tax asset                              (2)              (100)
             Increase in checks outstanding, accounts payable, accrued
                expenses and sales tax payable                               5,956              1,388
             Decrease in federal and state income taxes                    (11,228)              -
                                                                          --------           --------
           Total adjustments                                               (67,911)           (37,842)
                                                                          --------           --------
           Net cash used in operating activities                          ($77,309)          ($24,164)
                                                                          ========           ========




_____________
See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                     PART I - ITEM I - FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         (DOLLAR AMOUNTS IN THOUSANDS)

Note 1 The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles by MacFrugal's Bargains o Close-outs Inc., without audit. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. It is management's belief that the disclosures made are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations of the periods presented should not be considered as necessarily indicative of operations for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended January 29, 1995 and the notes thereto included in the Company's 10-K.

Note 2 Earnings per Common Share is based on the weighted average number of Common Shares outstanding, adjusted for dilutive effects of stock options, if applicable.

Note 3 The Company's effective tax rate for fiscal 1994 and the first three quarters of fiscal 1995 was 39.5%. For interim reporting purposes the entire provision for income tax expense was classified as current.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company had a net deferred tax asset of $14,628 at October 29, 1995 and $800 at January 29, 1995.

         The Company provided no valuation allowance against its deferred tax assets recorded as of October 29, 1995 and January 29, 1995.

Note 4 At October 29, 1995, the Company classified that portion of its revolving debt as long-term debt that is not required to be repaid at its next annual clean-down date of September 30, 1996.

Note 5 The Company has entered into certain purchase contracts in the ordinary course of business. Associated with these contracts, the Company receives certain allowances and discounts (primarily related to retail shelf space and purchase discounts). These allowances are recognized when earned and, in some cases, the retail shelf space allowances are recognized upon receipt if the contracts do not include any future purchase commitments for the Company.

Note 6 Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

            PART I - ITEM II MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITIONS AND INTERIM RESULTS OF OPERATIONS

                         (DOLLAR AMOUNTS IN THOUSANDS)

RESULTS OF OPERATIONS

THIRTEEN WEEK PERIOD ENDED OCTOBER 29, 1995 ("THIRD QUARTER 1995") COMPARED WITH THIRTEEN WEEK PERIOD ENDED OCTOBER 30, 1994 ("THIRD QUARTER 1994").

Total sales decreased 3.9% and comparable store sales decreased 11.9% for the third quarter 1995 compared to the third quarter 1994. The total sales decrease was driven by the comparable store sales decrease noted above, partially offset by the opening of 36 net new stores since October 30, 1994. The comparable sales decrease was due to the weakness in apparel sales and the current difficult retail environment. At October 29, 1995, 303 stores were in operation compared to 267 stores at October 30, 1994.

Sales from the 163 California stores open at October 29, 1995, were approximately 60% of the Company's total sales for the third quarter of the current year. California stores experienced a comparable store decrease for the third quarter 1995.

The Company has put forth a new strategic direction in response to the current difficult retail climate. The Company plans on reducing inventory levels and increasing inventory turnover by offering more competitive pricing; increasing assortment in some areas; enhancing store layouts for shopping convenience; implementing an extensive customer service program and utilizing more television advertising while maintaining advertising expenses at approximately 2% of sales. In addition, the Company plans on containing store expansion to approximately ten stores in fiscal 1996 which will enable the Company's management to focus on its new strategic initiatives. However, the success of the Company's strategic initiative will also be somewhat dependent upon a number of external factors including competition, economic conditions, any changes in customer shopping behavior and the availability of appropriate merchandise at reasonable prices.

To implement this change in merchandising direction, the Company has recorded a $35 million non-cash charge to reduce retail prices in order to hasten the liquidation of aged inventory. The charge is necessary to clear various categories of merchandise and provide space for fresh and more competitive merchandise. This charge decreased the gross profit margin for the third quarter of 1995 to 24.7%.

The gross profit margin for the third quarter 1995, excluding the $35 million non-cash charge, compares favorably to the gross profit margin of 47.1% for the third quarter 1994.

The increase in the gross profit margin for the third quarter 1995 (excluding the $35 million non-cash charge) versus the third quarter 1994 is due primarily to a higher initial markup on beginning store inventory in the current year versus the prior year and certain markdown allowances received from vendors to clear discontinued merchandise in 1995 but not in 1994. However, these improvements in gross profit margin were partially offset by an increase in the accrual rate for inventory shrinkage (which is based upon the Company's fiscal 1994 year-end results) and a lower initial markup on shipments to the stores in the third quarter 1995 versus the third quarter 1994.


Operating expenses were 39.6% of sales for the third quarter of 1995 compared to 40.2% for the third quarter of 1994. The improvement in operating expenses was the result of a decrease in both warehouse and administrative expenses while store expenses remained substantially the same as the third quarter of 1994.

General cost containment kept store expenses constant at 30.8% of sales for the third quarter 1995 and the third quarter 1994. Increases in occupancy cost, depreciation expense and advertising expense were offset by efficiencies and expense controls in payroll and workers' compensation. Increases in occupancy, depreciation and advertising expenses resulted from the opening of new stores.

Warehouse and administrative expenses were 8.8% and 9.4% of sales for the third quarter 1995 and the third quarter 1994, respectively. Expense controls in the warehouses and administrative areas resulted in lower expenses in both dollars and as a percent of sales for the third quarter 1995 compared to the third quarter 1994.

Net interest expense was $3,699 and $2,288 for the third quarter 1995 and the third quarter 1994, respectively. The increase in interest expense resulted from both an increase in the average amount of debt outstanding and higher interest rates. The increase in the average amount of debt outstanding is the combined result of an increase in inventories during the first three quarters of 1995 compared to the same period in 1994 and the treasury shares repurchased in the prior year.

The income tax rate for the third quarter 1995 was 39.5% compared to an income tax rate of 40.0% in the third quarter 1994.

The Company had a net deferred tax asset of $14,628 at October 29, 1995 and $800 at January 29, 1995. The increase in the net deferred tax asset resulted primarily from the recording of a current deferred asset relating to the $35 million non-cash charge mentioned previously.

THIRTY-NINE WEEK PERIOD ENDED OCTOBER 29, 1995 ("YEAR-TO-DATE 1995") COMPARED WITH THIRTY-NINE WEEK PERIOD ENDED OCTOBER 30, 1994 ("YEAR-TO-DATE 1994").

Total sales increased 4.4% and comparable store sales decreased 6.9% for year-to-date 1995 as compared to year-to-date 1994. The increase in total sales was the result of opening 66 net new stores since January 31, 1994, partially offset by the comparable store sales decrease for the period. The comparable sales decrease for year-to-date 1995 resulted from a combination of
(1) low inventory positions in the warehouses at the beginning of 1995 (which impaired fresh merchandise from flowing to the stores early in the first quarter of the current year), (2) the continuing weakness in apparel sales and
(3) the current difficult retail environment.

Sales from California stores were approximately 62% of the Company's total sales for year-to-date 1995. California stores experienced a comparable store decrease for the same period.

The year-to-date 1995 gross profit margin was 39.0% including the $35 million non-cash charge and 46.7% excluding the charge. The year-to-date 1994 gross profit rate was 46.9%. The slight decrease in the gross profit margin for the first three quarters (excluding the $35 million non-cash charge) is due primarily to a higher level of promotional markdowns, which were taken to attract customers into the stores and clear selected merchandise, an increase in the accrual rate for inventory shrinkage (which is based upon the Company's fiscal 1994 year-end results), and a lower initial markup on shipments to the stores for year-to-date 1995 versus year-to-date 1994. However, these decreases in the gross profit margin were partially offset by a higher initial markup on beginning store inventory in the current year versus the prior year and certain markdown allowances received from vendors to clear discontinued merchandise in 1995 but not in the prior year.

Operating expenses were 40.4% of sales for year-to-date 1995 compared to 40.6% of sales for year-to-date 1994. The improvement was due to a decrease in both warehouse and administrative expenses, which were partially offset by a slight increase in store expenses.

Store expenses totaled 30.8% and 30.5% for year-to-date 1995 and year-to-date 1994, respectively. The increase in store expenses as a percent of sales for year-to-date 1995 versus year-to-date 1994 was largely the result of the higher occupancy, depreciation and advertising expenses due to the opening of new stores. The higher occupancy, depreciation and advertising expenses were only partially offset by efficiencies and expense control in payroll and workers' compensation expense. Due to payroll expense controls not being implemented until the end of the first quarter in the current year, the Company did not begin experiencing meaningful benefits from these controls until the second quarter of 1995.

Warehouse and administrative expenses totaled 9.6% and 10.2% of sales for year-to-date 1995 and year-to-date 1994, respectively. Expense controls in the warehouses and administrative areas resulted in a reduction in most expenses in both dollars and as a percent of sales.

The year-to-date 1995 interest expense was $9,317 compared to the year-to-date 1994 interest expense of $4,679. The increase in interest expense resulted from both an increase in the average amount of debt outstanding and higher interest rates. The increase in the average amount of debt outstanding is the combined result of higher inventory levels in the first three quarters of 1995 compared to the same period in 1994 and the treasury shares repurchased last year.

Income taxes were provided at a rate of 39.5% for year-to-date 1995, compared to an income tax rate of 40.0% for year-to-date 1994.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $11,276 in the first three quarters of fiscal 1995 compared to an increase of $6,105 in the first three quarters of fiscal 1994. The major factors influencing the increase of cash and cash equivalents in the first three quarters of the current year compared to the same period last year were the repurchase of treasury stock in the prior year (which did not reoccur in the current year) and a decrease in capital expenditures, partially offset by an increase in inventories and in cash outlays for both income taxes and interest.


As of October 29, 1995, the Company's long-term debt was 57.9% of equity and its total debt was 93.1% of equity compared to 2.1% and 77.9%, respectively, at October 30, 1994. At January 30, 1995, long-term debt was 2.1% of equity and total debt was 39.2% of equity. This increase in the level of debt reflects the Company's higher merchandise inventory level and the repurchases of treasury stock during fiscal 1994. In addition, the increase in the level of long-term debt compared to both October 30, 1994 and January 30, 1995, reflects the reclassification as long-term the portion of the Company's total debt that is not required to be repaid at its next clean-down date of September 30, 1996.


The Company believes its present lines of credit are adequate to meet any seasonal or temporary liquidity needs that cannot be met with cash flow from operating activities. At October 29, 1995, the Company had $188,000 of outstanding revolving debt. Of this outstanding debt, $133,000 was borrowed under the Company's $200,000 committed credit line and $55,000 was borrowed under the Company's uncommitted credit lines. During the third quarter of 1995, the maturity date of the Company's committed line of credit was extended by one year to August 10, 1998, and the permitted use of unsecured, uncommitted short-term lines of credit was temporarily increased to $60 million from $40 million through December 15, 1995.

The Company's current ratio as of October 29, 1995 was 1.99 versus 1.28 at fiscal year end 1994 and 1.19 at October 30, 1994. The improvement in the Company's current ratio is due primarily to the reclassification of a portion of the Company's revolving debt as long-term offset in part by the increase in the Company's borrowings to partially finance the repurchase of treasury stock during fiscal 1994.

For the nine months ended October 29, 1995, inventory turnover improved to 1.15 from 1.09 for the nine months ended October 30, 1994. This improvement in inventory turnover reflects the $35 million non-cash charge taken by the Company in the third quarter of the current year and the Company's commitment to reduce inventory levels and improve inventory turnover.

It is estimated that the $35 million non-cash charge reduced the quarterly earnings per share by $0.82. Excluding the non-cash charge, the Company experienced a third quarter increase in both operating income and earnings per share.

                          PART II - OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K

              (a)    Exhibits -- Exhibit 10.1 --  Letter dated August 4,
                                                  1995 executed by Bank of
                                                  America, NT&SA, as
                                                  administrative agent, and the
                                                  other banks signatory
                                                  thereto, amending that
                                                  certain Amended and Restated
                                                  Credit Agreement dated as of
                                                  October 5, 1993, among the
                                                  Registrant, certain of its
                                                  subsidiaries, Bank of
                                                  America, NT&SA, as
                                                  administrative agent, and
                                                  such banks.

                              -- Exhibit 10.2 --  Separation Agreement and
                                                  Release of Claims dated
                                                  September 6, 1995 by and
                                                  between Leonard S. Williams
                                                  and MacFrugal's Bargains o
                                                  Close-outs, Inc.

                              -- Exhibit 27 --    Financial Data Schedule.

              (b) Reports on Form 8-K - No reports on Form 8-K have been filed during the quarter ended October 29, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC.




                               /s/   Philip L. Carter
                               -------------------------------------------------
                               Philip L. Carter
                               President and Chief Executive Officer
                               (Principal Executive Officer)




                               /s/  John D. Branch
                               -------------------------------------------------
                               John D. Branch
                               Senior Vice President and Chief Financial Officer (Principal Accounting Officer)




DATE:  December 11, 1995