Form 10-K
period 1996-01-28
MAC FRUGALS BARGAINS CLOSE OUTS INC
filed 1996-04-26
CIK 78384

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

                   FOR THE FISCAL YEAR ENDED JANUARY 28, 1996

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                      NAME OF EACH EXCHANGE
                 TITLE OF EACH CLASS                                   ON WHICH REGISTERED
                 -------------------                                  ---------------------
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

                              [X] Yes       [ ] No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of shares of the voting stock held by non-affiliates of the Company, based on the closing sale price of such stock on the New York Stock Exchange on April 19, 1996, was approximately $309,290,576.

        The number of shares of Common Stock outstanding as of April 19, 1996 was 25,259,347.

                      Documents Incorporated by Reference

        Portions of the Company's definitive proxy statement relating to the 1996 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III hereof.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM NO. IN
 FORM 10-K                                                                                                    PAGE
- -----------                                                                                                   ----
                                                       PART I
       1.     BUSINESS......................................................................................    1
              General.......................................................................................    1
              Merchandise and Suppliers.....................................................................    1
              Warehousing and Distribution..................................................................    2
              Retail Stores.................................................................................    2
              Marketing.....................................................................................    2
              Employees.....................................................................................    2
              Competition...................................................................................    3
              Trademarks....................................................................................    3
              Restrictions on Imports.......................................................................    3
       2.     PROPERTIES....................................................................................    4
              Retail Stores.................................................................................    4
              Corporate Offices and Warehouse Facilities....................................................    4
       3.     LEGAL PROCEEDINGS.............................................................................    5
       4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................    5

                                                    PART II

       5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS...........................................................................    6
       6.     SELECTED FINANCIAL DATA.......................................................................    7
       7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.....................................................................    8
       8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................   11
       9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........   11

                                                    PART III

  10.-13.     THE INFORMATION REQUIRED BY ITEMS 10-13 OF FORM 10-K IS INCORPORATED BY REFERENCE FROM THE
              COMPANY'S DEFINITIVE PROXY MATERIALS FOR ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD IN
              1996..........................................................................................   12

                                                     PART IV

      14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...............................   12

                                     PART I

ITEM 1.  BUSINESS

GENERAL

        Mac Frugal's Bargains * Close-outs Inc. (collectively with its subsidiaries, the "Company") was incorporated under the laws of the State of Delaware in 1971 as successor to a number of entities, the first of which was founded in 1950. The Company's principal executive offices are located at 2430
E. Del Amo Boulevard in Dominguez, California, a suburb of Los Angeles. The Company maintains centralized buying, personnel, systems, pricing, advertising, merchandising, real estate and accounting functions at its principal executive offices. See ITEM 2. "Properties -- Corporate Offices and Warehouse Facilities."

        At January 28, 1996, the Company operated a chain of 311 retail stores that specialize in the sale of new "close-out" merchandise, which is purchased from manufacturers and wholesalers at prices less than initial wholesale prices and is sold at prices below normal retail prices. The Company's stores are operated under the names "Pic 'N' Save" and "Mac Frugal's Bargains * Close-outs" and collectively offer, on a self-service basis, a wide selection of close-out merchandise, including apparel and accessories, notions, novelties, toys, games, stationery, greeting cards, books, candles, luggage, artificial flowers, beauty aids, candy, snacks, beverages, housewares, domestics, seasonal theme items and giftwares. The Company targets value-oriented consumers, and merchandise is currently sold on a cash-and-carry basis, with certain credit cards accepted.

        During 1993, the Company developed a seasonal store concept that operated under the names "Christmas Close-outs" and "Christmas Enchantments." The Company operated 168 of these seasonal stores in 1993. These seasonal stores offered new Christmas theme merchandise purchased from manufacturers at prices less than initial wholesale prices and sold at prices below normal retail prices. Categories of merchandise available in these stores were similar to the Christmas seasonal merchandise offered in the year-round stores. The Christmas Close-outs and Christmas Enchantments stores were generally operated for the three months from October through Christmas. The Company has put further development of this concept on hold for the reasons discussed later in this section under "Retail Stores."

        At January 28, 1996, 190 of the Company's retail stores operated under the name "Mac Frugal's Bargains * Close-outs." The remaining 121 stores, located in Southern California, operated under the name "Pic 'N' Save."

        For the year ended January 28, 1996 (fiscal 1995), approximately 53% of the Company's stores were located in California and generated approximately 61% of the sales. The cutbacks in federal defense spending and aerospace as well as a number of companies relocating caused a regional recession and has adversely affected California's unemployment rates relative to national unemployment rates. The economic hardship resulting from the high unemployment has led to a general reduction of retail sales in California, which has impacted the Company's California sales during fiscal 1995, 1994 and 1993.

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

        The Company buys merchandise, including numerous national brands, from more than 2,500 suppliers. Due to its long-term association in the close-out industry, the Company has developed good relationships with numerous manufacturers and wholesalers that offer some or all of their close-out merchandise to the Company prior to attempting to dispose of it through other channels. By selling close-out merchandise only through its own retail stores, the Company is able to assure suppliers that close-out merchandise will not be sold through the same channels of distribution as the supplier's current merchandise.

        The Company also special-orders and reorders merchandise from offshore manufacturers primarily in Asia at purchase prices consistent with its general merchandising philosophy of offering merchandise to customers at prices below normal retail prices. Purchases are made either through a trading company or direct from the manufacturer, often early in the purchasing season. The continuation of the Company's purchasing of such merchandise is dependent upon the continuation of the Company's ability to obtain such advantageous pricing. Offshore purchases did not account for more than 24% of the Company's total purchases in any year during the three years ended January 28, 1996.

WAREHOUSING AND DISTRIBUTION

        Merchandise purchased for sale through the Company's retail stores is centrally received at the Company's warehouse and distribution center located in Rancho Cucamonga, California. The Rancho Cucamonga facility opened in August 1984 and consists of 1,431,000 square feet. The Company leased a warehouse and distribution center located in New Orleans, Louisiana. The New Orleans facility, which contained 1,100,000 square feet and was opened in September 1991, was destroyed by fire on March 21, 1996. See ITEM 2. "Properties -- Corporate Offices and Warehouse Facilities." Merchandise is distributed to retail outlets either by Company-operated tractors and trailers, or to locations more distant from the warehouse, by contract carriers. Inventory control functions are conducted at the Rancho Cucamonga facility.

RETAIL STORES

        Permanent Stores -- The Company's retail stores are principally located in the Western, Southwestern, Midwestern, Southern and Southeastern United States, with 121 stores located in Southern California at January 28, 1996. Stores in Southern California are currently operated under the name "Pic 'N' Save," and all other stores are operated under the name "Mac Frugal's Bargains
* Close-outs." The table below provides a state-by-state breakdown of the Company's year-round retail store locations at the end of the five most recent fiscal years.

                    MAC FRUGAL'S BARGAINS * CLOSE-OUTS INC.
              TOTAL NUMBER OF YEAR-ROUND STORES AT FISCAL YEAR END
                                   1991-1995

FISCAL
YEAR CA     AZ     TX     NV     NM     UT     CO     ID     LA     GA     FL     AL     IL     TN     KY     IN     OK     TOTAL
- ---  ---    ---    ---    ---    ---    ---    ---    ---    ---    ---    ---    ---    ---    ---    ---    ---    ---    -----
1995 165    21     39      9      6      9     12      2      9      5     16      1      9      2      1      4      1      311
1994 157    20     37      8      6      7     11      1      9      5     16      1      0      0      0      0      0      278
1993 133    16     36      7      5      6      7      1      9      5     11      1      0      0      0      0      0      237
1992 109    11     36      5      5      6      7      1      9      5     10      1      0      0      0      0      0      205
1991  98    11     35      5      5      6      7      1      9      5     10      1      0      0      0      0      0      193

        During fiscal 1995, the Company opened 34 stores, relocated one store and closed one store due to its lease expiring with no options and no relocation opportunities. Of the 33 net new stores, nine are located in Illinois, seven in Southern California, four in Indiana, two each in Texas, Utah and Tennessee, and one each in Northern California, Arizona, Nevada, Colorado, Idaho, Kentucky and Oklahoma.

        In fiscal 1995, the Company continued to expand in the California market. California is the Company's largest market for sales and earnings. The Company believes that concentrating on this market at a time when quality real estate is readily available at lower prices than in the past will provide growth opportunities as the California economy strengthens over time.

        During the five-year period from February 3, 1991 through January 28, 1996, the Company (excluding five relocations) opened 124 new stores, permanently closed four stores and temporarily closed then reopened three stores, increasing its chain of retail stores from 191 to 311. Five of the stores (relocations) were replaced by upgraded facilities located in the same geographic area. The relocations were due to either the inability to renew the lease or to position the store in a more desirable location.

        No store accounts for more than 2% of the Company's revenues.

        Seasonal Stores -- In addition to the "Pic 'N' Save" and "Mac Frugal's Bargains * Close-outs" stores, which are open year-round, the Company opened temporary retail locations during the Christmas season for the first time in fiscal 1992 and again in fiscal 1993. The Christmas season stores were designed to allow the Company to generate additional revenues and profits through sales during the peak Christmas selling season while avoiding related costs associated with maintaining such locations on a year-round basis.

        During fiscal 1992 the Company had 25 Christmas season stores and in fiscal 1993 the Company had 168 Christmas season stores. At the end of the 1993 Christmas shopping season, the Company reassessed the performance of its Christmas season stores and determined that the stores did not meet the Company's investment criteria. Subsequent to this evaluation, the concept was put on hold, and no Christmas season stores were opened in subsequent years.

MARKETING

        The Company's primary marketing strategy is to distribute color circulars within a radius surrounding substantially all of its stores. These circulars communicate selected product offerings to targeted customers within each store's primary trade area. To a lesser extent, the Company employs electronic media or newspaper advertising, usually to supplement circular advertising. The Company also utilizes various special promotions and celebrity appearances in conjunction with the grand openings of its stores.

EMPLOYEES

        At January 28, 1996, the Company had approximately 7,325 employees. Temporary personnel are employed in the stores during the Christmas holiday season. Management believes its employee relations are generally good.

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

        During the past several years, there have been a number of off-price retailers entering the retail consumer market. These retailers generally carry fashion-oriented soft goods sold at higher price points than the soft goods sold by the Company's stores and do not generally carry lines of close-out hard goods. Recently, stores that sell all or substantially all of their merchandise at a single price point have entered the market selling close-out goods.

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

        In addition to competing for customers and merchandise, the Company also competes with a wide range of other entities to obtain suitable locations for new stores.

TRADEMARKS

        The Company principally employs the service marks "Pic 'N' Save" and "Mac Frugal's Bargains * Close-outs" in connection with its stores. The Company has registered its service mark "Mac Frugal's Bargains * Close-outs" with the U.S. Patent and Trademark Office and the Company has common law rights in the Southern California area to the service mark "Pic 'N' Save." The Company does not believe that loss of any of the Company's service marks would have a material adverse impact upon the Company.

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

        The Company's imported products are subject to U.S. customs duties, and in the ordinary course of its business, the Company may, from time to time, be subject to claims for duties and other charges. U.S. customs duties currently are between 3.4% and 30.0% of the customs value on the vast majority of products imported by the Company, as classified pursuant to the Harmonized Tariff Schedule of the United States. All goods imported by the Company are finished products.

        On March 3, 1994, the President reinstated, by Executive Order, the "Special 301" provisions of the Omnibus Trade and Competitiveness Act of 1988. On April 30, 1994, the United States Trade Representative ("USTR") designated China as a priority foreign country for purposes of "Special 301" because it concluded that China was failing to provide adequate and effective protection of intellectual property rights and denying fair and equitable market access to persons that rely on intellectual property protection. As required by law, an investigation was initiated and consultations were undertaken between the governments of the United States and China. On February 5, 1995, the USTR determined that China's enforcement of intellectual property rights and provisions for market access to persons that rely on intellectual property protection were unreasonable and constituted a burden or restriction on U.S. commerce. As such, the USTR determined to increase duties on certain products to 100% ad valorem.

        Pursuant to an agreement reached between China and the United States, effective February 26, 1995, the USTR terminated its "Special 301" investigation, rescinded China's designation as a priority country and rescinded the increased tariffs. The USTR will continue to monitor the implementation of this agreement to determine whether further action is required under "Special 301." The Company is unable to predict whether China will comply with the terms of the agreement or whether USTR will propose additional sanctions against China in the future.

        On June 2, 1995, the President renewed the People's Republic of China's most-favored nation ("MFN") status for another year. In 1994, the President indicated that China's MFN status would no longer be conditioned upon progress in the area of human rights. Other conditions, such as freedom of emigration goals, continue to be in force. The decision to extend China's MFN status for another year must be taken by June 3, 1996.

        The Company is unable to predict whether the United States will revoke the People's Republic of China MFN status, but any such revocation of MFN status would result in significantly higher tariffs on Chinese imports. In addition, the Company is unable to predict whether the People's Republic of China or any other country from which the Company imports goods will be investigated under "Special 301" provisions, whether the United States will retaliate against the People's Republic of China or any such other country, or whether any such retaliation would include products imported by the Company or otherwise result in increases in the cost or restrictions in the supply of products imported by the Company.

ITEM 2. PROPERTIES

RETAIL STORES

        The Company leases most of the buildings and land for its retail stores. At the end of fiscal 1995, the Company owned the buildings and land occupied by 56 stores, one of which is a commercial condominium, one of which is located at the Company's corporate office facility in Dominguez, California, and one of which is located at the Company's warehousing facility in Rancho Cucamonga, California. The balance of the buildings and land which comprised the Company's 311 operating store locations at fiscal year end was leased.

        The leases for the store premises vary as to their terms, rental provisions, expiration dates, and the existence of renewal options. The number of years remaining on leases for the Company's stores (excluding unexercised options) ranges from less than 1 year to 25 years. Lease expirations within the next two years (without renewal options) are not expected to have a material adverse effect on the operations of the Company. Most of the leases are fixed minimum rentals, and some provide for additional rental based upon a percentage of total store sales in excess of certain amounts. Most leases also require the Company to pay all or a portion of the real estate taxes, insurance charges and maintenance expenses relating to the leased premises. The Company generally does not maintain earthquake insurance for its retail stores.

        The Company acquires sites for new stores by a variety of methods, including lease, purchase, assignment or sublease of existing facilities, build-to-suit leases, or purchase and development of sites that may be owned by the Company or sold by the Company under leaseback arrangements. In many cases, the Company is able to lease or sublease existing buildings that have been previously used for other purposes, such as for supermarkets, drug stores or home improvement centers, which are suitable for the Company's needs at a lease rate that is within the Company's guidelines and without the need for substantial expenditures to convert the facilities to the Company's needs. In connection with the opening of new stores, the Company generally makes capital investments and incurs expenses (excluding expenditures to purchase land, buildings or leasehold interest) of less than $800,000 per store. These costs consist of inventory, fixtures and equipment, signs and pre-opening costs.

        The Company's retail stores are located in concrete or masonry buildings and are mostly furnished with inexpensive store fixtures. During fiscal 1992, the Company installed point-of-sale and scanning equipment in all of its stores pursuant to an equipment lease entered into in 1991. The equipment lease expires with respect to various equipment on October 31, 1999 and contains options to extend the terms and options to buy the equipment. Except for this leased equipment, the Company owns all of its store fixtures and equipment.

        The majority of the Company's stores are located in or adjacent to shopping centers of various sizes and have adjacent parking facilities. The stores generally offer air-conditioned shopping from 9:00 a.m. to 9:00 p.m., Monday through Saturday, and 10:00 a.m. to 7:00 p.m. on Sunday. Particular location schedules may vary slightly.

        Selling space in the Company's stores generally is between 17,000 and 23,000 square feet, depending on the particular location. Currently, the smallest selling area in any one store location is approximately 4,427 square feet; the largest selling area in any one store location is approximately 28,060 square feet. For the period from February 3, 1991 through January 28, 1996, gross selling space increased from 3,568,000 square feet to 5,511,377 square feet. As of the end of fiscal 1995, aggregate retail selling space at the Company's 311 operating store locations was categorized according to the following real property arrangements:

                                                                                          RETAIL
                                                                                         SELLING
                                                                     NUMBER OF            SPACE
                OPERATING STORES                                     LOCATIONS         (IN SQ. FT.)
                ----------------                                     ---------         ------------
                Owned                                                    56               1,024,989
                Leased                                                  255               4,486,388
                                                                        ---               ---------
                Total Operating                                         311               5,511,377
                                                                        ===               =========

CORPORATE OFFICES AND WAREHOUSE FACILITIES

        The Company owns its corporate offices, located at 2430 East Del Amo Boulevard, Dominguez, California 90220-6306. Construction of the facility was completed in November 1973 and comprises approximately 250,000 square feet of ground floor space and 18,000 square feet of second floor office space. Approximately 202,000 square feet of warehouse/distribution space (formerly used by the Company) at this facility has been leased to an unaffiliated third party pursuant to a lease expiring December 31, 1996, and the remainder houses the Company's corporate offices of 38,000 square feet, a Pic 'N' Save retail store and corporate warehousing space. The Company also leases a 1,350 square foot buying office in New York city.

        The Company owns a 90-acre parcel of land in Rancho Cucamonga, California and operates a 1,431,000 square foot central warehousing and distribution center on this location as well as a store containing 19,000 square feet of retail selling space.

        In 1988, the Company executed a Lease Agreement with the Industrial Development Board of the City of New Orleans, Louisiana, for the construction of a warehouse and distribution facility. The lease provides for an initial term of 10 years, eight 10-year options to extend the term of the lease and an option to buy the land. Rent is nominal. During fiscal 1991, the Company completed construction of a 1,100,000 square feet facility that utilized advanced technology to conserve space and maximize efficiency. It was completed at a net cost of $58,617,000 of which $32,233,000 was classified as building and improvements and $26,384,000 was classified as fixtures and equipment. In addition, $7,406,000 of interest expense was capitalized over the three-year construction period.

        The New Orleans distribution center was completed in 1991 with a capacity to service approximately 200 stores. At the end of fiscal 1995, the Company was servicing 82 stores in the South, Southeastern and Midwestern United States from the New Orleans distribution center. In the third quarter of fiscal 1992, the Company wrote down the net book value of the New Orleans distribution center (warehouse and equipment) by $36,646,000 to reflect a permanent impairment in its value to the Company. Ongoing under-utilization of the warehouse capacity because of the Company's decision to concentrate expansion plans mainly in western markets as well as management's intention to investigate a sale/leaseback of the facility necessitated a write-down to the Company's recoverable cost. The recoverable cost was determined by fair market value appraisals conducted by independent nationally recognized appraisers.

        In October 1993, the Company sold all its interest in the New Orleans distribution center (both real and personal) to TriNet Corporate Realty Trust, Inc. ("TriNet") for $23,463,000, the net book value of the interest sold. TriNet is a NYSE listed real estate investment trust. Concurrently with the sale to TriNet, the Company leased the fully equipped distribution center from TriNet. The initial term expires October 31, 2009. The lease contains two options to renew, a two-year option followed by a ten year option. The Company subleased approximately 48,840 square feet of the New Orleans distribution center to an unaffiliated third party pursuant to a lease that expires in 1997.

        On March 21, 1996, the New Orleans distribution center and its contents were destroyed by fire. The Company's lease with TriNet obligates the Company to rebuild the distribution center. All of the Company's stores are currently being serviced by the Rancho Cucamonga distribution center. The Company believes that its insurance proceeds will adequately cover all losses and that the loss of inventory and equipment from the fire is not expected to have a material adverse impact on the Company's operations. However, the Company is unable to predict with certainty what the ultimate outcome will be.

        The Company maintains earthquake insurance for its corporate office and warehouse facilities that it believes is adequate.

ITEM 3. LEGAL PROCEEDINGS

        From time to time, the Company is involved in legal proceedings incidental to its business operations. None of the proceedings to which it is currently a party are expected to have a material impact on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted for a vote of security holders during the fourth quarter of the fiscal year ended January 28, 1996.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Philip L. Carter       47     Director, President and Chief Executive Officer since March 1995; Executive Vice
                              President, Chief Financial Officer since August 1993, Senior Vice President, Chief
                              Financial Officer since October 1991; Vice President Finance and Distribution since
                              1991.

Mark J. Miller         44     Director and Executive Vice President, Merchandising and Stores since March 1995;
                              Executive Vice President, General Merchandise Manager since September 1992; Vice
                              President of Merchandising/General Merchandise Manager 1991-1992, The Disney Store,
                              Inc.; Vice President, Merchandise Manager, Hardlines 1988-1991, Pic 'N' Save
                              Corporation.

Earl C. Bonnecaze      46     Senior Vice President, Stores since July 1995; Regional Manager 1994 - 1995, Dollar
                              General Corporation; Vice President Regional Manager 1989-1993, Mac Frugal's
                              Bargains * Close-outs Inc.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock trades on the New York Stock Exchange under the symbol MFI. The following table shows the high and low sales prices as reported on the New York Stock Exchange for the Company's Common Stock for fiscal 1995 and fiscal 1994:

FISCAL YEAR         QUARTER         HIGH        LOW
- -----------     ---------------    -------    -------
    1995        First Quarter      $ 17.38    $ 12.94
                Second Quarter       18.38      14.38
                Third Quarter        18.50      11.63
                Fourth Quarter       15.00      11.50

    1994        First Quarter      $ 18.50    $ 14.50
                Second Quarter       18.75      15.63
                Third Quarter        21.13      17.25
                Fourth Quarter       21.25      16.38

        At April 19, 1996, there were 876 stockholders of record.

        The closing sale price of the Company's Common Stock on April 19, 1996 was $12.88 per share.

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

ITEM 6. SELECTED FINANCIAL DATA
(AMOUNTS IN THOUSANDS, EXCEPT FOR CURRENT RATIO, STORES AND PER SHARE DATA)

                                                                                  YEAR ENDED
                                                ------------------------------------------------------------------------------
                                                JANUARY 28,     JANUARY 29,      JANUARY 30,      JANUARY 31,      FEBRUARY 2,
                                                   1996            1995             1994             1993             1992
                                                -----------     -----------      -----------      -----------      -----------
Net Sales...................................     $ 704,934       $ 682,083        $ 627,063        $ 540,295        $ 542,578
Operating Income............................     $  35,867       $  70,645        $  57,667        $  24,268        $  63,163
Earnings Before Income Taxes................     $  23,482       $  64,272        $  52,875        $  17,408        $  54,877
Net Earnings................................     $  14,559       $  38,884        $  31,937        $  11,348        $  34,215
Net Earnings Per Common Share...............     $    0.56       $    1.37        $    1.07        $    0.37        $    1.12
Net Earnings as a Percent of Sales..........           2.1%            5.7%             5.1%             2.1%             6.3%
Average Shares Outstanding..................        25,782          28,353           29,931           30,295(1)        30,649(1)
Cash Dividends Per Common Stock.............          None            None             None             None             None
At Year End:
Total Assets................................     $ 419,072       $ 386,376        $ 369,563(2)     $ 382,621(2)     $ 410,425(2)
Long-Term Debt..............................     $  96,435       $   4,491        $   3,869        $  54,475        $  81,567
Stockholders' Equity........................     $ 230,399       $ 216,881        $ 257,350        $ 224,447        $ 226,038
Working Capital.............................     $ 144,519       $  44,012        $ 108,323        $ 105,834        $ 104,422
Current Ratio...............................           2.7             1.3              2.1              2.3              2.3
Number of Stores (End of Year)..............           311             278              237              205              193
Number of Stores Opened(6)..................            35(5)           43(5)            39               12                3
Number of Stores Closed(6)..................             2               2                7(5)             0                1
Sales Square Footage........................         5,511           5,008            4,409(3)         3,869(3)         3,607
Net Sales Per Avg. Sq. Footage..............     $     134       $     145        $     144(4)     $     143(4)     $     151

- ---------------

(1) Adjusted for the effect of shares issued pursuant to two stock purchase agreements in 1988 assumed outstanding under the Treasury stock method.

(2) Total assets reflect certain balance sheet reclassifications to conform to the January 29, 1995 balance sheet presentation.

(3) Excludes sales square footage of four stores closed on January 17, 1994 due to the Southern California earthquake for the year ended January 30, 1994 (3 of the 4 stores were subsequently reopened in the year ended January 29,
    1995).

(4) Excludes space and results related to seasonal Christmas stores but includes sales and sales square footage of the four stores closed on January 17, 1994 for the year ended January 30, 1994 (3 of the 4 stores were subsequently reopened in the year ended January 29, 1995).

(5) Includes one permanently and three temporarily closed stores on January 17, 1994. The permanently closed store was reopened at a new location in the year ended January 28, 1996 and the three temporarily closed stores were reopened at the same sites in the year ended January 29, 1995.

(6) Includes relocation stores.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The following table presents for the periods indicated certain items in the consolidated statements of earnings as a percentage of net sales (except as otherwise provided).

                                                                              FOR THE FISCAL YEAR ENDED
                                                                     -------------------------------------------
                                                                     JANUARY 28,     JANUARY 29,     JANUARY 30,
                                                                        1996            1995            1994
                                                                     -----------     -----------     -----------
        Permanent Store Sales......................................     100.0%          100.0%           95.8%
        Seasonal Store Sales.......................................        --              --             4.2
                                                                        -----           -----           -----
        Net Sales..................................................     100.0           100.0           100.0
                                                                        -----           -----           -----
        Costs of Permanent Store Sales(1)..........................      58.8            52.5            53.6
        Costs of Seasonal Store Sales(2)...........................        --              --            52.8
                                                                        -----           -----           -----
        Total Costs of Sales.......................................      58.8            52.5            53.6
                                                                        -----           -----           -----
        Gross Profit from Permanent Store Sales(1).................      41.2            47.5            46.4
        Gross Profit from Seasonal Store Sales(2)..................        --              --            47.2
                                                                        -----           -----           -----
        Total Gross Profit.........................................      41.2            47.5            46.4
                                                                        -----           -----           -----
        Store Expenses.............................................      28.0            28.1            28.7
        Warehouse and Administrative Expenses......................       8.1             9.0             8.5
                                                                        -----           -----           -----
        Total Expenses.............................................      36.1            37.1            37.2
                                                                        -----           -----           -----
        Operating Income...........................................       5.1            10.4             9.2
        Interest Expense, Net......................................       1.8             0.9             0.8
                                                                        -----           -----           -----
        Earnings Before Income Taxes...............................       3.3             9.4             8.4
        Income Taxes...............................................       1.2             3.7             3.3
                                                                        -----           -----           -----
        Net Earnings...............................................       2.1%            5.7%            5.1%
                                                                        =====           =====           =====

- ---------------

(1) As a percentage of Permanent Store Sales.

(2) As a percentage of Seasonal Store Sales.

FISCAL YEAR ENDED JANUARY 28, 1996 ("FISCAL 1995") COMPARED TO FISCAL YEAR ENDED JANUARY 29, 1995 ("FISCAL 1994")

        Net sales for fiscal 1995 increased $22,851,000 or 3.4% from fiscal 1994. This increase was the combined result of 33 net new stores opened during the year plus the full year operation of the 41 net new stores opened in the prior year partially offset by a 6.8% decline in comparable store sales. Sales from California stores accounted for 61.1% of net sales in fiscal 1995 compared to 62.8% of net sales in fiscal 1994.

        In the third quarter of fiscal 1995 the Company adopted a new strategic direction in response to a difficult retail climate and to improve comparable store sales. This new strategic direction involves offering more competitive pricing; increasing assortment in some areas; reducing inventory levels; increasing inventory turnover; enhancing store layouts for shopping convenience; implementing an extensive customer service program; utilizing more television advertising while maintaining advertising expenses at approximately 2% of sales; and limiting store expansion to not more than ten stores in fiscal 1996 in order for the Company's management to focus on its new strategic initiatives. However, the success of the Company's strategic initiative will also be somewhat dependent upon a number of external factors including competition, economic conditions, any changes in customer shopping behavior and the availability of appropriate merchandise at reasonable prices.

        Gross profit as a percentage of sales was 41.2% in fiscal 1995 compared to 47.5% for the total Company in fiscal 1994. The decrease was primarily due to the Company recording a $35 million non-cash charge in connection with its new strategic direction to reduce retail prices in order to hasten the liquidation of aged inventory. The charge was necessary to clear various categories of merchandise and provide space for fresh and more competitive merchandise. This charge decreased the gross profit margin for fiscal 1995 by 5.0%. The remaining decrease in the gross profit margin for the year is due to more competitive pricing of its merchandise and is part of the Company's new strategic direction.

        Operating expenses consist of store, warehouse and administrative expenses. Operating expenses were 36.1% of sales in fiscal 1995 compared to 37.1% of sales in fiscal 1994. The decrease in operating expenses was due to decreases in the components of operating expenses as described below.

        Store expenses were 28.0% of sales for fiscal 1995 compared to 28.1% of sales for fiscal 1994. The decrease in store expense as a percent of sales for fiscal 1995 versus 1994 was largely due to lower payroll expense, lower equipment rentals and lower workers' compensation expense partially offset by higher occupancy, advertising and depreciation expenses.

        Warehouse and administrative expenses totaled 8.1% and 9.0% of sales for fiscal 1995 and 1994, respectively. Expense controls in the warehouse and administrative areas resulted in a decrease in these expenses as a percent of sales.

        Interest expense was 1.8% of sales in fiscal 1995 compared to 0.9% of sales in fiscal 1994. The increase in interest expense resulted from both an increase in the average balance of debt outstanding during the year and higher interest rates. The increase in the average amount of debt outstanding is the combined result of higher average inventory levels during fiscal 1995 compared to fiscal 1994 and the repurchase of stock in the fourth quarter of 1994.

        The Company's effective tax rate was 38.0% in fiscal 1995 compared to 39.5% in fiscal 1994. The decrease in the effective tax rate in fiscal 1995 is due to increased benefits from the federal Targeted Job Tax Credit and certain state incentive programs.

FISCAL YEAR ENDED JANUARY 29, 1995 ("FISCAL 1994") COMPARED TO FISCAL YEAR ENDED JANUARY 30, 1994 ("FISCAL 1993")

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

RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

        Net return on average assets and net return on average stockholders' equity for the past three years are as follows:

                                                                                     NET RETURN
                                                                                     ON AVERAGE
                                                             NET RETURN ON          STOCKHOLDERS'
                    YEAR ENDED                               AVERAGE ASSETS            EQUITY
                    ----------                               --------------         -------------
                    Fiscal 1995                                    3.6%                  6.5%
                    Fiscal 1994                                   10.3%                 16.4%
                    Fiscal 1993                                    8.5%(1)              13.3%

- ---------------

(1) Net Return on Average Assets has been restated to conform fiscal 1993 total assets to the fiscal 1994 presentation.

        Net return on average assets for fiscal 1995 decreased from fiscal 1994 due to (1) the $35,000,000 charge to reduce inventories which decreased net income by $21,700,000 and (2) an increase in average assets from fiscal 1994 to fiscal 1995. Net return on average stockholders' equity for fiscal 1995 decreased from fiscal 1994 due to the $35,000,000 charge which was partially offset by the repurchase of Company stock during fiscal 1995 and 1994 that reduced stockholders' equity.

        Net return on average assets increased from fiscal 1993 to fiscal 1994 because net income grew at a faster rate than average assets, and net return on average stockholders' equity grew as the combined result of the net income growth and repurchase of Company stock.

        Net return on average assets and net return on average stockholders' equity would have been 9.0% and 12.7% in fiscal 1993, respectively, excluding the earthquake expenses.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash requirements flow principally from the need to purchase inventory in advance of the selling season, particularly for the fourth quarter, and to acquire, construct, equip and purchase inventory for new stores. Repurchase of the Company's stock represents a secondary use for cash. Accordingly, the Company's demand for borrowed funds is determined largely from the timing of its inventory investment relative to the seasonality of its sales, the magnitude and timing of its capital expenditure programs and size of stock repurchase programs.

        The following table indicates the Company's primary cash requirements for the past three years:

                                                         FISCAL          FISCAL          FISCAL
(AMOUNTS IN THOUSANDS)                                    1995            1994            1993            TOTAL
- ----------------------                                  -------         -------         -------         --------
Cash Requirements:
  Capital Expenditures.................................  $26,117         $40,814         $29,365         $ 96,296
  Increase in inventory (net of checks outstanding and
     accounts payable).................................    7,486           4,764          30,742           42,992
                                                         -------         -------         -------         --------
          Total........................................  $33,603         $45,578         $60,107         $139,288
                                                         =======         =======         =======         ========
Cash provided by operating activities (excluding net
  inventory additions).................................  $23,698         $72,887         $55,124         $151,709
                                                         =======         =======         =======         ========

        The Company opened, including relocations, 35 stores in fiscal 1995, 43 stores (includes three temporarily closed stores) in fiscal 1994 and 39 stores in fiscal 1993. In fiscal 1995, with decreased levels of capital expenditures combined with a minor stock repurchase program, the Company increased its debt by $11,450,000. In fiscal 1994, with increased levels of capital expenditures due to the accelerating store expansion program combined with two stock repurchase programs, the Company increased its debt by $46,188,000. In fiscal 1993, with significant cash flows from operating activities, proceeds from the sale and leaseback of the New Orleans distribution center and a reduction of its cash balances, the Company reduced its debt by $42,029,000. During fiscal 1995 as part of its change in strategic direction, the Company reduced the average level of inventories compared to prior years at its stores. During fiscal 1994 and 1993, store inventories remained relatively stable between years. Warehouse inventories for the recent fiscal years have increased or decreased depending upon the availability of close-out merchandise during the last several months of the fiscal year as well as changing internal buying patterns.

        The Company presently plans to open not more than 10 stores in fiscal 1996, primarily in existing markets. Management estimates that the cost to open these stores plus capital expenditures in its existing stores, warehouse and corporate office during fiscal 1996 would be approximately $13,000,000. Additionally, the Company has authorization to repurchase an additional $8,427,300 of its stock during fiscal 1996 if and when the Board of Directors believe market prices warrant such repurchases. Funds required to finance the store expansion program and repurchase stock are expected to come from operating activities with the remainder, if necessary, provided by unused bank lines of credit.

        In fiscal 1995, 1994 and 1993, the Company repurchased 118,800, 4,258,100 and 55,100 shares of its Common Stock, respectively, in open market transactions at an average cost of $13.24, $19.08 and $15.02 per share, respectively. All of the shares repurchased in fiscal 1993 and 1,280,400 of the shares repurchased in fiscal 1994 were part of a 1,500,000 share repurchase program authorized by the Board of Directors in the last quarter of fiscal 1993. The remaining 2,977,700 shares repurchased in fiscal 1994 were made under a 3,000,000 share repurchase program authorized by the Board of Directors in fiscal 1994. The shares repurchased in 1995 were made under a $10,000,000 repurchase program authorized by the Board of Directors in fiscal 1994.

        The Company currently has in place a $200,000,000 unsecured revolving credit facility with a group of banks (the "Revolver") with a maturity date of August 1998. The Revolver also includes a $50,000,000 sublimit for commercial and standby letters of credit. At January 28, 1996, the Company had $75,000,000 outstanding under the Revolver and $106,694,000 was available to be borrowed with $31,694,000 available for letters of credit. Amounts outstanding under the Revolver bear interest at the agent bank's prime rate, which at January 28, 1996 was 8.50%, LIBOR plus 5/8% or such other negotiated rate, at the Company's option. In addition, the Company has in place $55,000,000 of other unsecured revolving credit facilities with four individual banks (collectively the "Other Credit Facilities"). The banks providing the Other Credit Facilities are not obligated to advance funds when requested by the Company. Two of these banks providing $25,000,000 of such facilities were not permitting further borrowings to be drawn at this time. At January 28, 1996, the Company had $15,800,000 outstanding under the Other Credit Facilities, and pursuant to the terms of the Revolver Agreement, up to $40,000,000 may be outstanding under these credit facilities. The weighted average interest rate for borrowings during fiscal 1995 under the Revolver and Other Credit Facilities was 6.7%. The Company believes the Revolver is adequate to meet any seasonal or temporary liquidity needs that cannot be met with cash flows from operating activities.

        Working capital was $144,519,000 and $44,012,000 at January 28, 1996 and January 29, 1995, respectively. The Company's current ratio was 2.7 and 1.3 at January 28, 1996 and January 29, 1995, respectively. The total debt to equity ratio increased from 39.2% at January 29, 1995 to 41.9% at January 28, 1996. The increase in the working capital and current ratio in fiscal 1995 was primarily the result of classifying the Revolver and Other Credit Facilities debt, which is below the Revolver's clean-down requirement as long-term debt versus being classified as a current liability in 1994.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Except for the following Selected Quarterly Data, the financial statements and related financial information required to be filed hereunder are indexed on Page F-1 of this report.

SELECTED QUARTERLY DATA (UNAUDITED)

                                                                                                        NET EARNINGS
                                                       NET             GROSS             NET             PER COMMON
                                                      SALES            PROFIT          EARNINGS            SHARE
                                                     --------         --------         --------         ------------
                                                            (AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
1995
  Quarter Ended
  April 30.........................................  $154,250         $ 70,715         $  3,315            $ 0.13
  July 30..........................................   146,754           68,473            3,290              0.13
  October 29.......................................   152,353           37,612          (16,003)            (0.62)
  January 28, 1996.................................   251,577          113,494           23,957              0.93(1)
                                                     --------         --------         --------             -----
                                                     $704,934         $290,294         $ 14,559            $ 0.56
                                                     ========         ========         ========             =====
1994
  Quarter Ended
  May 1............................................  $142,095..       $ 66,770         $  5,910            $ 0.20
  July 31..........................................   133,693           62,398            2,534              0.09
  October 30.......................................   158,491           74,698            5,234              0.19
  January 29, 1995.................................   247,804          119,879           25,206              0.96(2)
                                                     --------         --------         --------             -----
                                                     $682,083         $323,745         $ 38,884            $ 1.37
                                                     ========         ========         ========             =====

- ---------------

(1) The Company repurchased 118,800 shares of its Common Stock in the fourth quarter of fiscal 1995. These repurchases resulted in a dilution of the quarterly weighted average shares outstanding and, as such, the sum of the quarterly earnings per share exceeds annual earnings per share by $0.01.

(2) The Company repurchased 2,121,900 and 855,800 shares of its Common Stock in the third and fourth quarters, respectively, of fiscal 1994. These repurchases resulted in a dilution of the quarterly weighted average shares outstanding and, as such, the sum of the quarterly earnings per share exceeds annual earnings per share by $0.07.

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

(a)(3) EXHIBITS. The following documents are exhibits to this Annual Report on Form 10-K.

        NUMBER                                             DESCRIPTION
        -------      ---------------------------------------------------------------------------------------
          3.1        Certificate of Incorporation of the Company, as amended, filed as Exhibit 6.1 to the
                     Company's Registration Statement on Form 8-A dated May 22, 1992 and incorporated herein by this reference.
          3.2        By-Laws of the Company, as amended, filed as Exhibit 6.2 to the Company's Registration
                     Statement on Form 8-A dated May 22, 1992 and incorporated herein by this reference.
         10.1        Incentive Stock Option Plan filed as Exhibit A to the Company's definitive Proxy
                     Statement for 1982 and incorporated herein by this reference.
         10.2        Amendment to Incentive Stock Option Plan filed as Exhibit 10.2 to the Company's Annual
                     Report on Form 10-K for the fiscal year ended February 2, 1992 and incorporated herein by this reference.
         10.3        Common Stock Incentive Plan filed as Appendix C to the Company's definitive Proxy
                     Statement for 1979 and incorporated herein by this reference.
         10.4        Amendment to the Common Stock Incentive Plan filed as Exhibit 10.3(3) to the Company's
                     Annual Report on Form 10-K for fiscal year ended December 31, 1982 and incorporated herein by this reference.
         10.5        Amendment to the Common Stock Incentive Plan filed as Exhibit 10.5 to the Company's
                     Annual Report on Form 10-K for the fiscal year ended February 2, 1992 and incorporated herein by this reference.
         10.6        Form of Non-Qualified Stock Option Agreement dated December 26, 1985 filed as Exhibit
                     10.3(3) to the Company's Annual Report on Form 10-K for fiscal year ended December 31,
                     1985 and incorporated herein by this reference.
         10.7        Form of Amended Stock Option Agreement used in connection with the Incentive Stock
                     Option Plan filed as Exhibit 10.6(1) to the Company's Annual Report on Form 10-K for
                     fiscal year ended December 31, 1989 and transition period ended January 28, 1990 and incorporated herein by this reference.
         10.8        Form of Restricted Stock Agreement used in connection with the Incentive Stock Option
                     Plan filed as Exhibit 10.6(2) to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1989 and transition period ended January 28, 1990 and incorporated herein by this reference.
         10.9        1990 Employee Stock Incentive Plan filed as Annex B to the Company's definitive Proxy
                     Statement for the 1990 Annual Meeting of Stockholders and incorporated herein by this reference.
         10.10       Amendments No. 1 and No. 2 to 1990 Employee Stock Incentive Plan filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1992 and incorporated herein by this reference.
         10.11       Form of Stock Option Agreement used in connection with the 1990 Employee Stock
                     Incentive Plan for options subject to staggered vesting filed as Exhibit 10.8 to the
                     Company's Annual Report on Form 10-K for fiscal year ended February 3, 1991 and incorporated herein by this reference.
         10.12       Form of Stock Option Agreement used in connection with the 1990 Employee Stock
                     Incentive Plan for immediately exercisable options filed as Exhibit 10.9 to the
                     Company's Annual Report on Form 10-K for fiscal year ended February 3, 1991 and incorporated herein by this reference.
         10.13       Form of Restricted Stock Agreement used in connection with the 1990 Employee Stock
                     Incentive Plan filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for
                     fiscal year ended February 3, 1991 and incorporated herein by this reference.

        NUMBER                                             DESCRIPTION
        -------      ---------------------------------------------------------------------------------------
         10.14       Stock Option Agreement dated December 6, 1990 between the Company and Peter S. Willmott filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for fiscal year ended February 3, 1991 and incorporated herein by this reference.
         10.15       Stock Option Plan for Non-Employee Directors filed as Annex B to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held in 1992 and incorporated herein by this reference.
         10.16       Employment Agreement dated November 12, 1990 between the Company and Leonard S.
                     Williams filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for fiscal year ended February 3, 1991 and incorporated herein by this reference.
         10.17       Amendment No. 1 to Employment Agreement dated November 12, 1990 between the Company and
                     Leonard S. Williams dated as of February 3, 1992 filed as Exhibit 10.18 to the
                     Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1992 and incorporated herein by this reference.
         10.18       Amendment No. 2 to Employment Agreement between the Company and Leonard S. Williams dated as of January 31, 1994 filed as Exhibit 10.18 to the Company's Annual Report on
                     Form 10-K for the fiscal year ended January 30, 1994 and incorporated herein by this reference.
         10.19       Employment Agreement dated as of March 15, 1995 between the Company and Mark J. Miller.
         10.20       Employment Agreement dated as of July 17, 1995 between the Company and Earl C.
                     Bonnecaze.
         10.21       Employment Agreement dated as of March 15, 1995 by and between the Company and Philip
                     L. Carter.
         10.22       Lease dated August 1, 1988 between the Company, the City of New Orleans, State of
                     Louisiana Inc., and the City of New Orleans, Louisiana Industrial Development Board re
                     New Orleans Distribution Center filed as Exhibit 10.5(1) to the Company's Annual Report on Form 10-K for fiscal year ended January 1, 1989 and incorporated herein by this reference.
         10.23       Amended and Restated Credit Agreement dated as of October 5, 1993 among the Company,
                     West Coast Liquidators, Inc., PNS Stores, Inc., the lenders listed therein and Bank of
                     America National Trust and Savings Association, as Administrative Agent, and
                     Continental Bank, as Co-Agent filed as Exhibit 10.26 to the Company's Annual Report on
                     Form 10-K for the fiscal year ended January 30, 1994 and incorporated herein by this reference.
         10.24       First Amendment to Amended and Restated Credit Agreement dated as of August 10, 1994 among the Company, West Coast Liquidators, Inc., PNS Stores, Inc., the lenders listed therein and Bank of America National Trust and Savings Association, as Administrative
                     Agent, and Continental Bank, as Co-Agent, filed as Exhibit 10.25 to the Company's
                     Annual Report on Form 10-K for the fiscal year ended January 29, 1995 and incorporated herein by this reference.
         10.25       Second Amendment to Amended and Restated Credit Agreement dated as of February 21, 1995 among the Company, West Coast Liquidators, Inc., PNS Stores, Inc., the lenders listed therein and Bank of America National Trust and Savings Association, as Administrative
                     Agent, and Bank of America Illinois (formerly named Continental Bank, N.A.), as
                     Co-Agent filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the
                     fiscal year ended January 29, 1995 and incorporated herein by this reference.
         10.26       Lease dated as of September 25, 1993 between TriNet Essential Facilities X, Inc. and
                     West Coast Liquidators, Inc. filed as Exhibit 10.27 to the Company's Annual Report on
                     Form 10-K for the fiscal year ended January 30, 1994 and incorporated herein by this reference.
         10.27       Settlement Agreement dated August 9, 1990 among the Company, Batchelder Co., DHB
                     Partners, L.P., David H. Batchelder, Batchelder & Partners, Inc. and Girard Partners,
                     L.P. filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1991 and incorporated herein by this reference.
         10.28       Master Lease dated December 27, 1991 between the Company and Comdisco, Inc. filed as
                     Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended
                     February 2, 1992 and incorporated herein by this reference.
         10.29       Mac Frugal's Bargains - Close-outs Inc. Savings and Retirement Plan dated as of January
                     1, 1995 filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the
                     fiscal year ended January 29, 1995 and incorporated herein by this reference.
         10.30       Stock Option Agreement dated May 2, 1995 between the Company and Peter S. Willmott.
         10.31       Separation Agreement and Release of Claims dated September 6, 1995 between the Company and Leonard S. Williams filed as Exhibit 10.2 to the Company's Quarterly Report on Form
                     10-Q for the fiscal quarter ended October 29, 1995 and incorporated herein by this reference.
         10.32       Amendment No. 1 to Stock Option Plan for Non-Employee Directors.

        NUMBER                                             DESCRIPTION
        -------      ---------------------------------------------------------------------------------------
         10.33       Letter dated August 4, 1995 executed by Bank of America, NT&SA, as Administrative
                     Agent, and the other banks signatory thereto, amending that certain Amended and
                     Restated Credit Agreement dated as of October 5, 1993, among the Company, certain of its subsidiaries, Bank of America, NT&SA, as Administrative Agent, and such banks, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1995 and incorporated herein by this reference.
         10.34       Amendment No. 3 to 1990 Employee Stock Incentive Plan.
         22.1        Subsidiaries of Company.
         24.1        Consent of Independent Auditors.
          27         Financial Data Schedule.

(b) The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended January 28, 1996.

(c) Copies of Exhibits 10.19, 10.20, 10.21, 10.30, 10.32, 10.34, 22.1, 24.1 and
    27 are attached hereto. Reference is made to the Exhibit Index for an indication of the availability of other exhibits identified at Item 14(a)(3) above.

(d) Not applicable.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 26, 1996
                                   MAC FRUGAL'S BARGAINS * CLOSE-OUTS INC.

                                   By: /s/ PHILIP L. CARTER

                                     -------------------------------------------
                                     Philip L. Carter
                                     Director, President and Chief
                                     Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant and in the capacities and on the date indicated.

      April 26, 1996                                 /s/ PHILIP L. CARTER
                                                     ---------------------------------------------------------
                                                     Philip L. Carter
                                                     Director, President and Chief Executive Officer
                                                     (Principal Executive, Financial and Accounting Officer)

      April 26, 1996                                 /s/ PETER S. WILLMOTT
                                                     ---------------------------------------------------------
                                                     Peter S. Willmott
                                                     Chairman of the Board

      April 26, 1996                                 /s/ DAVID H. BATCHELDER
                                                     ---------------------------------------------------------
                                                     David H. Batchelder
                                                     Director

      April 26, 1996                                 /s/ BRUCE E. KARATZ
                                                     ---------------------------------------------------------
                                                     Bruce E. Karatz
                                                     Director

      April 26, 1996                                 /s/ ANTHONY LUISO
                                                     ---------------------------------------------------------
                                                     Anthony Luiso
                                                     Director

      April 26, 1996                                 /s/ MARK J. MILLER
                                                     ---------------------------------------------------------
                                                     Mark J. Miller
                                                     Director

      April 26, 1996                                 /s/ RONALD P. SPOGLI
                                                     ---------------------------------------------------------
                                                     Ronald P. Spogli
                                                     Director

      April 26, 1996                                 /s/ BILL M. THOMAS
                                                     ---------------------------------------------------------
                                                     Bill M. Thomas
                                                     Director

      April 26, 1996                                 /s/ JAMES J. ZEHENTBAUER
                                                     ---------------------------------------------------------
                                                     James J. Zehentbauer
                                                     Director

                    MAC FRUGAL'S BARGAINS * CLOSE-OUTS INC.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES*

                                                                                                         PAGE
                                                                                                         ----
Independent Auditors' Report...........................................................................  F-2
Consolidated balance sheets -- January 28, 1996 and January 29, 1995...................................  F-3
Consolidated statements of earnings -- years ended January 28, 1996, January 29, 1995 and January 30,
  1994.................................................................................................  F-4
Consolidated statements of stockholders' equity -- years ended January 28, 1996, January 29, 1995 and
  January 30, 1994.....................................................................................  F-5
Consolidated statements of cash flows -- years ended January 28, 1996, January 29, 1995 and January 30,
  1994.................................................................................................  F-6
Notes to consolidated financial statements.............................................................  F-7

- ---------------
* Schedules have been omitted because they are not applicable or because the required information is shown in the consolidated financial statements or notes to consolidated financial statements.

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of
Mac Frugal's Bargains * Close-outs Inc.
Dominguez, California

        We have audited the accompanying consolidated balance sheets of Mac Frugal's Bargains * Close-outs Inc. and subsidiaries as of January 28, 1996 and January 29, 1995 and the related consolidated statements of earnings, stockholders' equity and cash flows for the years ended January 28, 1996, January 29, 1995 and January 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mac Frugal's Bargains * Close-outs Inc. and subsidiaries at January 28, 1996 and January 29, 1995 and the results of their operations and their cash flows for the years ended January 28, 1996, January 29, 1995 and January 30, 1994, in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP


Los Angeles, California
March 12, 1996
(Except for Note 10, as to which
the date is March 21, 1996)

            MAC FRUGAL'S BARGAINS * CLOSE-OUTS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT PAR VALUE)

                                     ASSETS

                                                                             JANUARY 28, 1996         JANUARY 29, 1995
                                                                             ----------------         ----------------
Current Assets:
  Cash and cash equivalents................................................      $  7,285                 $  6,674
  Merchandise inventories (Notes 3, 9 and 10)..............................       200,616                  182,102
  Deferred income taxes (Note 5)...........................................        13,003                    5,377
  Other current assets.....................................................         9,965                    9,506
                                                                                 --------                 --------
     Total current assets..................................................       230,869                  203,659
Property, Equipment and Improvements (Notes 9 and 10):
  Land.....................................................................        35,195                   33,876
  Building and improvements................................................        84,054                   80,762
  Automobiles and trucks...................................................         3,040                    2,778
  Furniture, fixtures and equipment........................................        99,966                   89,225
  Leasehold improvements...................................................        84,127                   73,931
  Construction in progress.................................................           635                    2,987
                                                                                 --------                 --------
                                                                                  307,017                  283,559
  Less: Accumulated depreciation and amortization..........................      (121,106)                (105,339)
                                                                                 --------                 --------
                                                                                  185,911                  178,220
Deferred Income Taxes (Note 5).............................................           604                      780
Deferred Financing Costs and Other Assets..................................         1,688                    3,717
                                                                                 --------                 --------
          Total Assets.....................................................      $419,072                 $386,376
                                                                                 ========                 ========
                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Checks outstanding.......................................................      $ 16,704                 $ 11,098
  Loan payable to bank (Note 2)............................................            --                   80,500
  Current portion of long-term debt (Note 2)...............................            69                       63
  Accounts payable.........................................................        14,781                    9,359
  Accrued expenses (Note 4)................................................        40,605                   37,096
  Income taxes payable (Note 5)............................................         4,664                   12,154
  Sales tax payable........................................................         9,527                    9,377
                                                                                 --------                 --------
          Total current liabilities........................................        86,350                  159,647
Long-Term Debt (Note 2)....................................................        96,435                    4,491
Deferred Income Taxes (Note 5).............................................         5,888                    5,357
Commitments (Notes 2, 7 and 8)
Stockholders' Equity (Notes 2 and 6):
  Preferred stock, $1 par value; authorized, 500 shares;
     issued, none
  Common stock, $.02778 par value; authorized, 100,000 shares; issued
     25,582 shares (1996) and 29,854 shares (1995).........................           711                      829
  Additional paid-in capital...............................................           512                    3,216
  Retained earnings........................................................       230,749                  294,917
                                                                                 --------                 --------
                                                                                  231,972                  298,962
  Less: Treasury stock, at cost, 119 shares (1996) and 4,313 shares
     (1995)................................................................        (1,573)                 (82,081)
                                                                                 --------                 --------
     Total Stockholders' Equity............................................       230,399                  216,881
                                                                                 --------                 --------
          Total Liabilities and Stockholders' Equity.......................      $419,072                 $386,376
                                                                                 ========                 ========

See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS * CLOSE-OUTS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                     YEAR ENDED
                                                         ------------------------------------------------------------------
                                                         JANUARY 28, 1996         JANUARY 29, 1995         JANUARY 30, 1994
                                                         ----------------         ----------------         ----------------
Net Sales..............................................      $704,934                 $682,083                 $627,063
Cost of Sales (Note 3).................................       414,640                  358,338                  335,928
                                                             --------                 --------                 --------
Gross Profit...........................................       290,294                  323,745                  291,135
                                                             --------                 --------                 --------
Expenses:
  Store expenses.......................................       197,270                  191,496                  180,008
  Warehouse and administrative expenses................        57,157                   61,604                   53,460
                                                             --------                 --------                 --------
          Total Expenses...............................       254,427                  253,100                  233,468
                                                             --------                 --------                 --------
Operating Income.......................................        35,867                   70,645                   57,667
Interest Expense, Net (Note 2).........................        12,385                    6,373                    4,792
                                                             --------                 --------                 --------
Earnings Before Income Taxes...........................        23,482                   64,272                   52,875
Income Taxes (Note 5)..................................         8,923                   25,388                   20,938
                                                             --------                 --------                 --------
Net Earnings...........................................      $ 14,559                 $ 38,884                 $ 31,937
                                                             ========                 ========                 ========
Average Shares Outstanding.............................        25,782                   28,353                   29,931
                                                             ========                 ========                 ========
Net Earnings Per Common Share..........................      $   0.56                 $   1.37                 $   1.07
                                                             ========                 ========                 ========
Dividends Per Common Share.............................          None                     None                     None

See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS * CLOSE-OUTS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                COMMON STOCK        ADDITIONAL                     TREASURY STOCK
                                              -----------------      PAID-IN       RETAINED     --------------------
                                              SHARES     AMOUNT      CAPITAL       EARNINGS     SHARES       AMOUNT       TOTAL
                                              ------     ------     ----------     --------     -------     --------     --------
BALANCE, January 31, 1993...................  30,423     $ 845       $     62      $232,170         832     $ (8,630)    $224,447
Exercise of stock options...................     136         3          1,715            --          --           --        1,718
Non-cash compensation expense...............      --        --             75            --          --           --           75
Treasury stock retired......................    (832)      (23 )         (533)       (8,074)       (832)       8,630           --
Purchase of Treasury stock, at cost.........      --        --             --            --          55         (827)        (827)
Net earnings for the year...................      --        --             --        31,937          --           --       31,937
                                              ------     -----         ------      --------      ------       ------      -------
BALANCE, January 30, 1994...................  29,727       825          1,319       256,033          55         (827)     257,350
Exercise of stock options...................     127         4          1,510            --          --           --        1,514
Non-cash compensation expense...............      --        --             75            --          --           --           75
Purchase of Treasury stock, at cost.........      --        --             --            --       4,258      (81,254)     (81,254)
Tax benefit from disqualifying dispositions
  of stock options..........................      --        --            312            --          --           --          312
Net earnings for the year...................      --        --             --        38,884          --           --       38,884
                                              ------     -----         ------      --------      ------       ------      -------
BALANCE, January 29, 1995...................  29,854       829          3,216       294,917       4,313      (82,081)     216,881
Exercise of stock options...................      41         1            431            --          --           --          432
Non-cash compensation expense...............      --        --             86            --          --           --           86
Treasury stock retired......................  (4,313)     (119 )       (3,235)      (78,727)     (4,313)      82,081           --
Purchase of Treasury stock, at cost.........      --        --             --            --         119       (1,573)      (1,573)
Tax benefit from disqualifying dispositions
  of stock options..........................      --        --             14            --          --           --           14
Net earnings for the year...................      --        --             --        14,559          --           --       14,559
                                              ------     -----         ------      --------      ------       ------      -------
BALANCE, January 28, 1996...................  25,582     $ 711       $    512      $230,749         119     $ (1,573)    $230,399
                                              ======     =====         ======      ========      ======       ======      =======

See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS * CLOSE-OUTS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                       YEAR ENDED
                                                                   ---------------------------------------------------
                                                                   JANUARY 28,         JANUARY 29,         JANUARY 30,
                                                                      1996                1995                1994
                                                                   -----------         -----------         -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
  Cash received from customers...................................   $  704,934          $  682,083          $  627,063
  Cash paid to suppliers and employees...........................     (653,184)           (594,293)           (576,515)
  Income taxes paid..............................................      (23,318)            (13,709)            (21,091)
  Interest paid (net of amount capitalized)......................      (12,369)             (6,579)             (5,774)
  Interest received..............................................          149                 621                 699
                                                                     ---------           ---------           ---------
     Net cash provided by operating activities...................       16,212              68,123              24,382
                                                                     ---------           ---------           ---------
Cash flows from investing activities:
  Capital expenditures...........................................      (26,117)            (40,814)            (29,365)
  Proceeds from sale of fixed assets.............................          207                 473              25,883
                                                                     ---------           ---------           ---------
     Net cash used in investing activities.......................      (25,910)            (40,341)             (3,482)
                                                                     ---------           ---------           ---------
Cash flows from financing activities:
  Net (repayments) borrowings under line of credit agreements....      (80,500)             45,600              34,900
  Repurchase of Treasury stock...................................       (1,573)            (81,254)               (827)
  Net borrowings (repayments) of long-term debt..................       90,737                 (96)            (76,814)
  Proceeds from exercise of stock options........................          432               1,514               1,718
  Other, net.....................................................        1,213                 683                (116)
                                                                     ---------           ---------           ---------
     Net cash provided by (used in) financing activities.........       10,309             (33,553)            (41,139)
                                                                     ---------           ---------           ---------
     Increase (decrease) in cash and cash equivalents............          611              (5,771)            (20,239)
Cash and cash equivalents, beginning of period...................        6,674              12,445              32,684
                                                                     ---------           ---------           ---------
Cash and cash equivalents, end of period.........................   $    7,285          $    6,674          $   12,445
                                                                     =========           =========           =========

                                                                                       YEAR ENDED
                                                                   ---------------------------------------------------
                                                                   JANUARY 28,         JANUARY 29,         JANUARY 30,
                                                                      1996                1995                1994
                                                                   -----------         -----------         -----------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
Net income.......................................................   $   14,559          $   38,884          $   31,937
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization..................................       18,215              16,000              15,380
  (Increase) decrease in net deferred income taxes...............       (6,919)             (1,715)             14,320
  Tax benefit from disqualifying dispositions of stock options...           14                 312                  --
  Loss (gain) on sale of fixed assets............................            4                 (58)               (924)
  Non-cash compensation expense..................................           86                  75                  75
  Changes in assets and liabilities:
     Increase in merchandise inventories.........................      (18,514)               (347)            (34,180)
     Decrease (increase) in other assets.........................        1,570               1,882              (2,104)
     Increase in checks outstanding, accounts payable, accrued
       expenses and sales tax payable............................       14,687                 936              14,595
     (Decrease) increase in income taxes payable.................       (7,490)             12,154             (14,717)
                                                                     ---------           ---------           ---------
                                                                         1,653              29,239              (7,555)
                                                                     ---------           ---------           ---------
                                                                    $   16,212          $   68,123          $   24,382
                                                                     =========           =========           =========

See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS * CLOSE-OUTS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      YEARS ENDED JANUARY 28, 1996, JANUARY 29, 1995 AND JANUARY 30, 1994

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Consolidation

        Mac Frugal's Bargains * Close-outs Inc. (formerly Pic 'N' Save Corporation) and its wholly owned subsidiaries (the "Company") operate a chain of 311 retail stores which offer a broad range of new close-out merchandise on a self-service, cash-and-carry basis.

        The consolidated financial statements include the accounts of Mac Frugal's Bargains * Close-outs Inc. and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated.

  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

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

  Property, Equipment and Improvements

        Property, equipment and improvements are recorded at cost. Depreciation and amortization are provided by the straight-line method over the estimated useful lives of the property.

  Capitalization of Interest

        The Company capitalizes interest in connection with the construction of certain facilities and other assets. Interest was capitalized using the Company's weighted average interest rate (Note 2).

  Deferred Financing Costs

        Deferred financing costs are amortized using the straight-line method over the terms of the related debt agreements.

  Deferred Expenses

        The Company capitalizes costs associated with opening new store and warehouse facilities and amortizes these costs over six and twenty-four months, respectively.

  Interest Rate Swap

        Amounts receivable or payable under the interest rate swap used to manage interest rate risks arising from the Company's debt are recognized as interest income or expense over the life of the agreement.

  Fair Market Value of Financial Instruments

        The carrying value of financial assets and liabilities approximates fair value due to the short maturity for financial assets and the short-term repricing of the underlying tranches for financial liabilities.

  Discounts and Allowances

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

            MAC FRUGAL'S BARGAINS * CLOSE-OUTS INC. AND SUBSIDIARIES

      YEARS ENDED JANUARY 28, 1996, JANUARY 29, 1995 AND JANUARY 30, 1994

  Income Taxes

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

  Prospective Accounting Changes

        The Financial Accounting Standards Board has issued a new statement on accounting for the impairment of long-lived assets and for long-lived assets to be disposed of (SFAS 121). This statement is effective for fiscal years beginning after December 15, 1995; however, earlier application is permitted. Among other provisions, the statement standardizes the accounting practices for the recognition and measurement of impairment losses on certain long-lived assets. The Company has decided not to elect early adoption of the statement; however, the Company anticipates that adoption of the change in the accounting will not have a material impact on its financial statements.

        The Company currently accounts for its stock-based compensation plans using the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). In 1995, the Financial Accounting Standards Board issued a new statement on accounting for stock-based compensation (SFAS 123). This statement is effective for fiscal years beginning after December 15, 1995; however, earlier application is permitted. Among other provisions the statement allows companies to elect to account for stock-based compensation plans using a fair-value-based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in APB 25. SFAS 123 requires that companies electing to continue using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied. The adoption of SFAS 123 will be reflected in the Company's 1996 consolidated financial statements. As the Company anticipates continuing to account for stock-based compensation using the intrinsic value method, SFAS 123 will not have an impact on the Company's results of operations or financial position.

NOTE 2 -- LONG-TERM DEBT

        Long-term debt consists of the following (in thousands):

                                                                     JANUARY 28, 1996         JANUARY 29, 1995
                                                                     ----------------         ----------------
        Revolving note payable, under a line of credit agreement
          bearing interest at the bank's prime rate or LIBOR plus
           5/8%, or other negotiated rates, all at the Company's
          option. Final maturity is August 10, 1998................      $ 75,000                  $   --
        Other revolving notes payable, under various lines of
          credit agreements at negotiated rates. Maturities in
          February 1996 have been refinanced under the revolving
          note payable with a final maturity of August 10, 1998....        15,800                      --
        Industrial Development Revenue Bonds with interest payable quarterly based on the current prime rate, next
          redeemable August 1998, due August 2028..................         2,000                   2,000
        Non interest-bearing construction loan, due in quarterly
          installments beginning May 1, 1991 through May 1, 2006,
          net of discount based on imputed interest rate of 10%
          ($715 in fiscal 1995, $852 in fiscal 1994)...............         1,285                   1,348
        Other......................................................         2,419                   1,206
                                                                          -------                  ------
                                                                           96,504                   4,554
        Less current maturities....................................           (69)                    (63)
                                                                          -------                  ------
        Long-term debt.............................................      $ 96,435                  $4,491
                                                                          =======                  ======

            MAC FRUGAL'S BARGAINS * CLOSE-OUTS INC. AND SUBSIDIARIES

      YEARS ENDED JANUARY 28, 1996, JANUARY 29, 1995 AND JANUARY 30, 1994

        The aggregate maturities of long-term debt for the years subsequent to January 28, 1996 are as follows (in thousands):

              1996................................................   $    69
              1997................................................        76
              1998................................................    92,884
              1999................................................        93
              2000................................................        97
              Thereafter..........................................     3,285
                                                                     -------
                                                                     $96,504
                                                                     =======

        As of January 28, 1996, the Company had available from a syndicate of banks, an annually renewable unsecured three-year $200,000,000 revolving line of credit (the "Revolver") for seasonal working capital needs, with a $50,000,000, sublimit for commercial and standby letters of credit. At the end of fiscal 1996, $106,694,000 was available for working capital requirements, including $31,694,000 for letters of credit. The Revolver bears interest at the agent bank's prime rate, which at January 28, 1996 was 8.5% or LIBOR plus 5/8% (which at January 28, 1996, was 6.16%) or other negotiated rates, all at the Company's option. The Revolver contains restrictive covenants requiring the Company to maintain certain financial ratios and limiting the payment of dividends to an amount based upon a formula. The Company had outstanding borrowings of $75,000,000 and $56,000,000 at January 28, 1996 and January 29, 1995,
respectively, under the Revolver. At January 28, 1996, $8,525,000 of retained earnings were unrestricted as to the declaration of cash dividends and the acquisition of Common Stock by the Company.

        At the end of fiscal 1995, the Company had in place $55,000,000 of unsecured revolving credit facilities with four individual banks (the "Other Credit Facilities"). Two of these banks providing $25,000,000 of such facilities were not permitting further borrowings to be drawn at this time. Under the terms of the Revolver, only $40,000,000 may be outstanding under the Other Credit Facilities at any one time. The banks providing the Other Credit Facilities are not obligated to advance funds when requested by the Company. At January 28, 1996 and January 29, 1995, $15,800,000 and $24,500,000, respectively, were outstanding under these credit facilities. Interest rates for borrowings outstanding at January 28, 1996, under these credit facilities ranged between 5.89% and 6.28%.

        The weighted average interest rate for both the Revolver and the Other Credit Facilities during fiscal 1995 was 6.66%. In fiscal 1995, the Company began classifying all debt, including Other Credit Facilities debt, which is below the Revolver's clean-down requirements, as long-term. The Company had the intent and the ability, supported by the terms of its existing Revolver, to maintain all such principal amounts outstanding through August 10, 1998.

        Commitments under outstanding letters of credit amounted to $18,306,000 and $18,397,000 at January 28, 1996 and January 29, 1995, respectively.

        To hedge against fluctuations in interest rates on the Revolver, the Company entered into an interest rate swap agreement with a major United States bank for a notional amount of $40,000,000. According to the swap agreement, which expires in July 1998, the Company pays interest based upon fixed interest payments of 5.915% and receives interest based upon a variable three-month LIBOR rate. The Company monitors its position with the financial institution which is the counter-party to this financial instrument and does not anticipate nonperformance by this counter-party.

        The impact of interest rate risk management activities on income in fiscal 1995 and 1994 and the amount of deferred gains and losses from interest rate risk management transactions at January 28, 1996 were not material.

        Net interest on bank borrowings and long-term debt is summarized as follows (in thousands):

                                                                                     YEAR ENDED
                                                                     -------------------------------------------
                                                                     JANUARY 28,     JANUARY 29,     JANUARY 30,
                                                                        1996            1995            1994
                                                                     -----------     -----------     -----------
        Expense....................................................    $12,568         $ 6,997         $ 5,436
        Income.....................................................       (149)           (389)           (644)
        Capitalized Interest.......................................        (34)           (235)             --
                                                                       -------          ------          ------
        Net Interest...............................................    $12,385         $ 6,373         $ 4,792
                                                                       =======          ======          ======

NOTE 3 -- MARKDOWN RESERVE

        In November of 1995, the Company announced a change in the strategic direction of the Company. As part of the new strategy, the Company recognized a $35,000,000 pre-tax charge to reduce retail prices on merchandise in order to liquidate aged inventory. As of January 28, 1996, approximately $19,600,000 of the markdown reserve remains in merchandise inventories.

            MAC FRUGAL'S BARGAINS * CLOSE-OUTS INC. AND SUBSIDIARIES

      YEARS ENDED JANUARY 28, 1996, JANUARY 29, 1995 AND JANUARY 30, 1994

NOTE 4 -- ACCRUED EXPENSES

        Accrued expenses are comprised of the following (in thousands):

                                                                                 JANUARY 28,     JANUARY 29,
                                                                                    1996            1995
                                                                                 -----------     -----------
        Insurance..............................................................    $18,893         $20,369
        Salaries...............................................................      3,184           3,956
        Profit sharing and 401(k)..............................................        622           1,047
        Percentage rent........................................................        651             589
        Other expenses.........................................................     17,255          11,135
                                                                                   -------         -------
                                                                                   $40,605         $37,096
                                                                                   =======         =======

NOTE 5 -- INCOME TAXES

        The provision for income taxes includes the following (in thousands):

                                                                                     YEAR ENDED
                                                                     -------------------------------------------
                                                                     JANUARY 28,     JANUARY 29,     JANUARY 30,
                                                                        1996            1995            1994
                                                                     -----------     -----------     -----------
        Current:
          Federal..................................................    $13,215         $22,673         $ 5,048
          State....................................................      2,627           4,430           1,571
                                                                       -------         -------         -------
                                                                        15,842          27,103           6,619
        Deferred:
          Federal..................................................     (5,812)         (1,996)         11,649
          State....................................................     (1,107)            281           2,670
                                                                       -------         -------         -------
                                                                        (6,919)         (1,715)         14,319
                                                                       -------         -------         -------
                                                                       $ 8,923         $25,388         $20,938
                                                                       =======         =======         =======

        The Company's effective tax rate differs from the statutory federal income tax rate as follows:

                                                                                     YEAR ENDED
                                                                     -------------------------------------------
                                                                     JANUARY 28,     JANUARY 29,     JANUARY 30,
                                                                        1996            1995            1994
                                                                     -----------     -----------     -----------
        Statutory federal tax rate.................................      35.0%           35.0%           35.0%
        State income tax, net of federal benefit...................       3.4             4.7             5.4
        Rate benefit from federal Targeted Jobs Tax Credit.........      (1.6)           (0.8)           (0.4)
        Other, net.................................................       1.2             0.6            (0.4)
                                                                         ----            ----            ----
                                                                         38.0%           39.5%           39.6%
                                                                         ====            ====            ====

        Significant components of the Company's net deferred income taxes are as follows (in thousands):

                                                                                 JANUARY 28,     JANUARY 29,
                                                                                    1996            1995
                                                                                 -----------     -----------
        Deferred Income Tax Assets:
          Inventories..........................................................    $12,151         $ 3,541
          State Franchise Taxes................................................       (134)            991
          Insurance Reserves...................................................      1,094           1,558
          Deferred Expenses....................................................        870             804
          Excess of Tax Over Book Depreciation.................................         --            (672)
          Other................................................................       (374)            (65)
                                                                                   -------         -------
                                                                                    13,607           6,157
                                                                                   -------         -------
        Deferred Income Tax Liabilities:
          Excess of Tax Over Book Depreciation.................................    (14,069)        (13,786)
          Insurance Reserves...................................................      7,018           7,025
          Other................................................................      1,163           1,404
                                                                                   -------         -------
                                                                                    (5,888)         (5,357)
                                                                                   -------         -------
        Net Deferred Income Tax Asset..........................................    $ 7,719         $   800
                                                                                   =======         =======

        The Company provided no valuation allowance against the deferred income tax assets recorded as of January 28, 1996 and January 29, 1995 because management believes it is more likely than not that the deferred income tax assets will be realized.

            MAC FRUGAL'S BARGAINS * CLOSE-OUTS INC. AND SUBSIDIARIES

      YEARS ENDED JANUARY 28, 1996, JANUARY 29, 1995 AND JANUARY 30, 1994

NOTE 6 -- STOCK INCENTIVE PLANS

        In 1990, the Company adopted a new stock incentive plan ("the Plan") to enable key employees to acquire shares of the Company's common stock. The Plan, as amended in fiscal 1993, replaced two previous plans ("the Old Plans") and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock. Up to 3,200,000 shares may be issued under the Plan. Although stock options and restricted stock granted under the Old Plans remain outstanding, no new options or restricted shares will be granted under such plans.

        Under the terms of the Plan, incentive stock options may be granted at not less than 100% of fair market value at the date of grant (110% in the case of 10% stockholders) and non-qualified stock options may be granted at not less than par value (or, in the case of officers of the Company, not less than the greater of par value or 50% of fair market value on the date of grant). The Company has granted options to purchase 25,000 shares outside of these plans.

        The Company also has a stock option plan for non-employee directors ("the Non-Employee Plan") to enable non-employee directors to acquire shares of the Company's Common Stock. Each non-employee director receives a non-qualified stock option grant of 2,250 shares upon election or re-election to the Board of Directors. In addition, each non-employee director may elect, on the date of each annual meeting at which he or she is elected or re-elected, to receive his or her annual retainer in the form of a non-qualified stock option grant based on a formula. The expense associated with these grants are recognized ratably over the director's term.

        Changes for all options are summarized as follows:

                                                                                   STOCK OPTIONS
                                                                         ----------------------------------
                                                                                               PER SHARE
                                                                             SHARES           PRICE RANGE
                                                                         --------------     ---------------
        Outstanding, January 31, 1993..................................     1,667,563       $ 6.63 - $23.00
        Granted........................................................       646,570       $14.25 - $18.50
        Exercised......................................................      (135,745)      $ 9.00 - $17.08
        Cancelled......................................................      (772,863)      $10.50 - $22.13
                                                                            ---------
        Outstanding, January 30, 1994..................................     1,405,525       $ 6.63 - $23.00
        Granted........................................................        39,856       $16.10 - $16.88
        Exercised......................................................      (126,318)      $ 9.00 - $16.00
        Cancelled......................................................      (103,142)      $10.50 - $22.13
                                                                            ---------
        Outstanding, January 29, 1995..................................     1,215,921       $ 6.63 - $23.00
        Granted........................................................     1,054,130       $11.10 - $17.50
        Exercised......................................................       (41,404)      $ 6.63 - $16.00
        Cancelled......................................................      (139,511)      $10.50 - $22.13
                                                                            ---------
        Outstanding, January 28, 1996..................................     2,089,136       $ 6.63 - $23.00
                                                                            =========
        Options exercisable for shares at January 28, 1996.............       991,633
                                                                            =========

        At January 28, 1996, there were 1,120,467 and 222,734 shares of the Company's Common Stock available for grant under the Plan and the Non-Employee Plan, respectively.

        Although most of the stock options granted under the Plans are intended to be incentive stock options, the Company will be entitled to a tax deduction for the excess (if any) of the aggregate market price over the aggregate exercise price at such time as non-qualified options are exercised.

NOTE 7 -- DEFINED CONTRIBUTION PLANS

        The Company had a profit sharing plan covering substantially all employees with more than one year of service. Under this plan, the Company contributed a portion of earnings based on a formula. Effective January 1, 1995, the Company amended and restated its profit sharing plan to include a 401(k) employee deferral and Company matching feature. The Company's match is determined each year by the Board of Directors. Profit Sharing and 401(k) expenses for the plan for the years ended January 28, 1996, January 29, 1995 and January 30, 1994 were $515,000, $1,050,000 and $1,038,000, respectively.

            MAC FRUGAL'S BARGAINS * CLOSE-OUTS INC. AND SUBSIDIARIES

      YEARS ENDED JANUARY 28, 1996, JANUARY 29, 1995 AND JANUARY 30, 1994

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

        The Company has leases outstanding for retail store locations, the New Orleans distribution center and equipment with varying initial expiration dates through 2020; most leases include options to renew. The Company may also be required to pay insurance, taxes and/or additional rents based on a percentage of sales. Total rental expense was as follows (in thousands):

                                                                                 YEAR ENDED
                                                             ---------------------------------------------------
                                                             JANUARY 28,         JANUARY 29,         JANUARY 30,
                                                                1996                1995                1994
                                                             -----------         -----------         -----------
        Base rental expense................................    $39,735             $34,858             $28,707
        Contingent rental expense..........................        627                 416                 102
                                                               -------             -------             -------
                                                               $40,362             $35,274             $28,809
                                                               =======             =======             =======

        Aggregate minimum rental commitments under all leases and aggregate minimum rental income from sublease tenants of leased buildings under all noncancellable leases in effect as of January 28, 1996 were as follows (in thousands):

        FISCAL YEAR                                           EXPENSE           INCOME            NET
        -----------                                           --------         --------         --------
        1996................................................  $ 35,240         $  2,572         $ 32,668
        1997................................................    35,164            1,657           33,507
        1998................................................    34,689            1,348           33,341
        1999................................................    33,623            1,160           32,463
        2000................................................    31,926              785           31,141
        Thereafter..........................................   205,993            4,950          201,043
                                                              --------          -------         --------
                                                              $376,635         $ 12,472         $364,163
                                                              ========          =======         ========

        The Company is a defendant in certain legal actions. While management and legal counsel are presently unable to predict the outcome or to estimate the amount of any liability the Company may have with respect to these lawsuits, it is not expected that these matters will have a material adverse effect on the Company.

NOTE 9 -- NORTHRIDGE, CALIFORNIA EARTHQUAKE

        On January 17, 1994, a 6.7 magnitude earthquake occurred in the San Fernando Valley of Southern California. Twenty-five stores experienced relatively minor merchandise and physical damage requiring closures that varied from a few hours to one week. Four stores experienced substantial merchandise and physical damage. Three stores reopened during fiscal 1994. The fourth store has been permanently closed and was relocated during fiscal 1995.

        The Company incurred significant costs in connection with the earthquake including approximately $1,867,000 of damaged merchandise, $744,000 of destroyed property, $258,000 of expenses to repair property and $177,000 of other expenses, primarily labor costs associated with removing damaged merchandise and reopening the affected stores. All of these costs were recorded in fiscal 1993.

NOTE 10 -- SUBSEQUENT EVENT

        On March 21, 1996, the New Orleans distribution center and its contents were destroyed by fire. The Company's lease with an unrelated third party obligates the Company to rebuild the distribution center. All of the Company's stores are currently being serviced by the Company's remaining distribution center. The Company believes that its insurance proceeds will adequately cover all losses and that the loss of inventory and equipment from the fire is not expected to have a material adverse impact on the Company's operations. However, the Company is unable to predict with certainty what the ultimate outcome will be.

                               INDEX TO EXHIBITS

                                  FILED WITH THE ANNUAL REPORT ON FORM 10-K FOR                          PAGE
NUMBER                               THE FISCAL YEAR ENDED JANUARY 28, 1996                             NUMBER
- ------     -------------------------------------------------------------------------------------------  ------
  3.1      Certificate of Incorporation of the Company, as amended, filed as Exhibit 6.1 to the
           Company's Registration Statement on Form 8-A dated May 22, 1992............................     *
  3.2      By-Laws of the Company, as amended, filed as Exhibit 6.2 to the Company's Registration
           Statement on Form 8-A dated May 22, 1992...................................................     *
 10.1      Incentive Stock Option Plan filed as Exhibit A to the Company's definitive Proxy Statement
           for 1982...................................................................................     *
 10.2      Amendment to Incentive Stock Option Plan filed as Exhibit 10.2 to the Company's Annual
           Report on Form 10-K for the year ended February 2, 1992....................................     *
 10.3      Common Stock Incentive Plan filed as Appendix C to the Company's definitive Proxy Statement
           for 1979...................................................................................     *
 10.4      Amendment to the Common Stock Incentive Plan filed as Exhibit 10.3(3) to the Company's
           Annual Report on Form 10-K for fiscal year ended December 31, 1982.........................     *
 10.5      Amendment to the Common Stock Incentive Plan filed as Exhibit 10.5 to the Company's Annual
           Report on Form 10-K for the fiscal year ended February 2, 1992.............................     *
 10.6      Non-Qualified Stock Option Agreement dated December 26, 1985 filed as Exhibit 10.3(3) to
           the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1985...........     *
 10.7      Form of Amended Stock Option Agreement used in connection with the Incentive Stock Option
           Plan filed as Exhibit 10.6(1) to the Company's Annual Report on Form 10-K for fiscal year
           ended December 31, 1989 and transition period ended January 28, 1990.......................     *
 10.8      Form of Restricted Stock Agreement used in connection with the Incentive Stock Option Plan filed as Exhibit 10.6(2) to the Company's Annual Report on Form 10-K for fiscal year ended
           December 31, 1989 and transition period ended January 28, 1990.............................     *
 10.9      1990 Employee Stock Incentive Plan filed as Annex B to the Company's definitive Proxy
           Statement for the 1990 Annual Meeting of Stockholders......................................     *
 10.10     Amendments No. 1 and No. 2 to 1990 Employee Stock Incentive Plan filed as Exhibit 10.10 to
           the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1992........     *
 10.11     Form of Stock Option Agreement used in connection with the 1990 Employee Stock Incentive
           Plan for options subject to staggered vesting filed as Exhibit 10.8 to the Company's Annual
           Report on Form 10-K for fiscal year ended February 3, 1991.................................     *
 10.12     Form of Stock Option Agreement used in connection with the 1990 Employee Stock Incentive
           Plan for immediately exercisable options filed as Exhibit 10.9 to the Company's Annual
           Report on Form 10-K for fiscal year ended February 3, 1991.................................     *
 10.13     Form of Restricted Stock Agreement used in connection with the 1990 Employee Stock
           Incentive Plan filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for
           fiscal year ended February 3, 1991.........................................................     *
 10.14     Stock Option Agreement dated December 6, 1990 between the Company and Peter S. Willmott filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for fiscal year ended
           February 3, 1991...........................................................................     *
 10.15     Stock Option Plan for Non-Employee Directors filed as Annex B to the Company's definitive
           Proxy Statement for the Annual Meeting of Stockholders held in 1992........................     *
 10.16     Employment Agreement dated November 12, 1990 between the Company and Leonard S. Williams filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for fiscal year ended
           February 3, 1991...........................................................................     *
 10.17     Amendment No. 1 to Employment Agreement between the Company and Leonard S. Williams dated as of February 3, 1992 filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K
           for the fiscal year ended February 2, 1992.................................................     *
 10.18     Amendment No. 2 to Employment Agreement between the Company and Leonard S. Williams dated as of August 31, 1993 filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K
           for the fiscal year ended January 30, 1994.................................................     *
 10.19     Employment Agreement dated as of March 15, 1996 between the Company and Mark J. Miller.....
 10.20     Employment Agreement dated as of July 17, 1995 between the Company and Earl C. Bonnecaze...
 10.21     Employment Agreement dated as of March 15, 1995 between the Company and Philip L. Carter...
 10.22     Lease dated August 1, 1988 among the Company, the City of New Orleans, State of Louisiana
           Inc., and the City of New Orleans, Louisiana Industrial Development Board re New Orleans
           Distribution Center filed as Exhibit 10.5(1) to the Company's Annual Report on Form 10-K
           for fiscal year ended January 1, 1989......................................................     *

                                  FILED WITH THE ANNUAL REPORT ON FORM 10-K FOR                          PAGE
NUMBER                               THE FISCAL YEAR ENDED JANUARY 28, 1996                             NUMBER
- ------     -------------------------------------------------------------------------------------------  ------
 10.23     Amended and Restated Credit Agreement dated as of October 5, 1993 among the Company, West
           Coast Liquidators, Inc., PNS Stores, Inc., the lenders listed therein and Bank of America
           National Trust and Savings Association, as Administrative Agent, and Continental Bank, as
           Co-Agent, filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal
           year ended January 30, 1994................................................................     *
 10.24     First Amendment to Amended and Restated Credit Agreement dated as of August 10, 1994 among the Company, West Coast Liquidators, Inc., PNS Stores, Inc., the lenders listed therein and
           Bank of America National Trust and Savings Association, as Administrative Agent, and
           Continental Bank, as Co-Agent, filed as Exhibit 10.25 to the Company's Annual Report on
           Form 10-K for the fiscal year ended January 29, 1995.......................................     *
 10.25     Second Amendment to Amended and Restated Credit Agreement dated as of February 21, 1995 among the Company, West Coast Liquidators, Inc., PNS Stores, Inc., the lenders listed therein and Bank of America National Trust and Savings Association, as Administrative
           Agent, and Bank of America Illinois (formerly named Continental Bank, N.A.), as Co-Agent, filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year
           ended January 29, 1995.....................................................................     *
 10.26     Lease dated as of September 25, 1993 between TriNet Essential Facilities X, Inc. and West
           Coast Liquidators, Inc. filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K
           for the fiscal year ended January 30, 1994.................................................     *
 10.27     Settlement Agreement dated August 9, 1990 among the Company, Batchelder Co., DHB Partners,
           L.P., David H. Batchelder, Batchelder & Partners, Inc. and Girard Partners, L.P. filed as
           Exhibit 10.25 to the Company's Annual Report on Form 10-K for fiscal year ended February 3,
           1991.......................................................................................     *
 10.28     Master Lease dated December 27, 1991 between the Company and Comdisco, Inc. filed as
           Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended
           February 2, 1992...........................................................................     *
 10.29     MacFrugal's Bargains - Close-outs Inc. Savings and Retirement Plan dated as of January 1,
           1995, filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal
           year ended January 29, 1995................................................................     *
 10.30     Stock Option Agreement dated May 2, 1995 between the Company and Peter S. Willmott.........
 10.31     Separation Agreement and Release of Claims dated September 6, 1995 between the Company and
           Leonard S. Williams filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
           for the fiscal quarter ended October 29, 1995..............................................     *
 10.32     Amendment No. 1 to Stock Option Plan for Non-Employee Directors............................
 10.33     Letter dated August 4, 1995 executed by Bank of America, NT&SA, as Administrative Agent, and the other banks signatory thereto, amending that certain Amended and Restated Credit
           Agreement dated as of October 5, 1993, among the Company, certain of its subsidiaries, Bank of America, NT&SA, as Administrative Agent, and such banks, filed as Exhibit 10.1 to the
           Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1995......     *
 10.34     Amendment No. 3 to 1990 Employee Stock Incentive Plan......................................
 22.1      Subsidiaries of Company....................................................................
 24.1      Consent of Independent Auditors............................................................
 27        Financial Data Schedule....................................................................

- ---------------

* By this reference incorporated herein and made a part hereof.