Form 10-Q
period 1996-04-28
MAC FRUGALS BARGAINS CLOSE OUTS INC
filed 1996-06-10
CIK 78384

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 28, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                          Commission File Number 0-6672

                     MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                       95-2745285
(State or other jurisdiction of                 (I.R.S. employer identification
 incorporation or organization)                 number)

Mailing and
Street Address:  2430 East Del Amo Boulevard, Dominguez, California  90220-6306
                    (Address of principal executive offices)

Registrant's telephone number, including area code:        (310) 537-9220

________________________________________________________________________________
                   Former name, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]    Yes    [  ]      No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Shares Outstanding at May 26, 1996                      25,785,153

             MAC FRUGAL'S BARGAINS CLOSE-OUTS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                     (Amounts in thousands except par value)

                                                          April 28,        January 28,
                                                            1996              1996
                                                          ---------        -----------
  Assets

  Current Assets:
       Cash and cash equivalents                          $  13,286         $   7,285
       Merchandise inventories                              171,517           200,616
       Current deferred income tax asset                     13,003            13,003
       Insurance receivable                                  30,125              --
       Other current assets                                   9,137             9,965
                                                          ---------         ---------

            Total current assets                            237,068           230,869

  Property, Equipment and Improvements:
       Land                                                  35,201            35,195
       Buildings and improvements                            84,320            84,054
       Automobiles and trucks                                 3,019             3,040
       Furniture, fixtures and equipment                     97,554            99,966
       Leasehold improvements                                85,227            84,127
       Construction in progress                                 510               635
                                                          ---------         ---------

                                                            305,831           307,017
       Less: Accumulated depreciation
                 and amortization                          (125,136)         (121,106)
                                                          ---------         ---------
                                                            180,695           185,911
                                                          ---------         ---------


  Deferred  Income  Tax Asset                                   604               604
  Deferred Financing Costs and Other Assets                   1,549             1,688

                                                          ---------         ---------

  Total Assets                                            $ 419,916         $ 419,072
                                                          =========         =========

                                                          April 28,        January 28,
                                                            1996              1996
                                                          ---------        -----------
   Liabilities and Stockholders' Equity

   Current Liabilities:
        Checks outstanding                                $  13,268         $  16,704
        Current portion of long-term debt                        71                69
        Accounts payable                                     25,100            14,781
        Accrued expenses                                     40,482            40,605
        Income taxes payable                                  3,168             4,664
        Sales tax payable                                     6,073             9,527
                                                          ---------         ---------
             Total current liabilities                       88,162            86,350
                                                          ---------         ---------

   Long-Term Debt                                            95,880            96,435
   Deferred Income Taxes                                      5,888             5,888

   Stockholders' Equity:
        Preferred stock, $1 par value;
           authorized, 500 shares; issued, none
        Common stock, $.02778 par value;
           authorized, 100,000 shares;
           issued 25,600 shares (April 28, 1996)
           and 25,582 shares (January 28, 1996)                 711               711
        Additional paid-in capital                              765               512
        Retained earnings                                   234,261           230,749
                                                          ---------         ---------
                                                            235,737           231,972
        Less:  Treasury stock, at cost, 430 shares
         (April 28,1996) and 119 shares ( January
         28,1996)                                            (5,751)           (1,573)

                                                          ---------         ---------
   Total Stockholders' Equity                               229,986           230,399
                                                          ---------         ---------

    Total Liabilities and Stockholders' Equity            $ 419,916         $ 419,072
                                                          =========         =========


- --------------

See Notes to Consolidated Financial Statements.

             MAC FRUGAL'S BARGAINS CLOSE-OUTS INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                (Amounts in thousands except per share amounts)

                                     For the three months ended
                                     --------------------------
                                      April 28,       April 30,
                                        1996            1995
                                     ----------       ---------
  NET SALES                           $159,132        $154,250
  COST OF SALES                         88,726          83,535
                                      --------        --------

  GROSS PROFIT                          70,406          70,715
                                      --------        --------

  Store expenses                        47,691          46,218
  Warehouse and administrative
    expenses                            15,329          16,787
                                      --------        --------
  TOTAL OPERATING EXPENSES              63,020          63,005

  OPERATING INCOME                       7,386           7,710
  INTEREST EXPENSE, NET                  1,722           2,231
                                      --------        --------

  EARNINGS BEFORE INCOME TAXES           5,664           5,479
  INCOME TAX EXPENSE                     2,152           2,164
                                      --------        --------

  NET EARNINGS                        $  3,512        $  3,315
                                      ========        ========


  EARNINGS  PER COMMON SHARE          $   0.14        $   0.13
                                      ========        ========
  AVERAGE SHARES OUTSTANDING          $ 25,694        $ 25,747
                                      ========        ========


- -------------

See Notes to Consolidated Financial Statements.

             MAC FRUGAL'S BARGAINS CLOSE-OUTS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                             (Amounts in thousands)

                                         Common Stock       Additional                             Treasury Stock
                                       -----------------     Paid-in        Retained      --------------------------------
                                       Shares     Amount     Capital        Earnings      Shares       Amount      Total
                                       -------    ------    ----------      ---------     ------      --------    --------
Balance, January 28, 1996              25,582      $711        $512          $230,749       119       ($1,573)    $230,399

Exercise of stock options                  18                   230                                                    230

Non-cash compensation
  expense                                                        23                                                     23

Purchase of Treasury stock,  at cost                                                        311        (4,178)      (4,178)

Net income for three months                                                     3,512                                3,512

                                       ------      ----        ----          --------       ---       -------     --------
Balance,  April  28, 1996              25,600      $711        $765          $234,261       430       ($5,751)    $229,986
                                       ======      ====        ====          ========       ===       =======     ========


- ------------

See Notes to Consolidated Financial Statements.

             MAC FRUGAL'S BARGAINS CLOSE-OUTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Amounts in thousands)

                                                                                For the three months ended
                                                                                ---------------------------
                                                                                April 28,         April 30,
                                                                                   1996             1995
                                                                                ---------         ---------
  INCREASE  IN CASH AND CASH EQUIVALENTS
  Cash flows from operating activities:
    Cash received from customers                                                $ 159,132         $ 154,250
    Cash paid to suppliers and employees                                         (143,546)         (188,637)
    Income taxes paid                                                              (3,648)          (13,073)
    Interest paid (net of amount capitalized)                                      (2,017)           (1,880)
    Interest received                                                                  38                66
                                                                                ---------         ---------
      Net cash provided by (used in) operating activities                           9,959           (49,274)

  Cash flows from investing activities:
    Capital expenditures                                                           (1,916)           (5,290)
    Insurance receivable related to property, equipment and improvements            2,456                --
    Proceeds from sale of fixed assets                                                  3                --
                                                                                ---------         ---------
      Net cash provided by (used in) investing activities                             543            (5,290)

  Cash flows from financing activities:
    Net repayments of long-term debt                                                 (800)              (15)
    Net borrowings under line of credit agreements                                     --            55,600
    Repurchase of treasury stock                                                   (4,178)               --
    Proceeds from sale of stock options                                               230                --
    Other (net)                                                                       247               276
                                                                                ---------         ---------
      Net cash (used in) provided by financing activities                          (4,501)           55,861
                                                                                ---------         ---------

      Increase  in cash and cash equivalents                                        6,001             1,297
  Cash and cash equivalents, beginning of period                                    7,285             6,674
                                                                                ---------         ---------
  Cash and cash equivalents, end of period                                      $  13,286         $   7,971
                                                                                =========         =========


- ----------

See Notes to Consolidated Financial Statements.

             MAC FRUGAL'S BARGAINS CLOSE-OUTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Amounts in thousands)
                                   (continued)

                                                                       For the three months ended
                                                                       --------------------------
                                                                       April 28,        April 30,
                                                                         1996             1995
                                                                       ---------        ---------
  Reconciliation of Net Income to Net Cash Provided
    By (Used in) Operating Activities:
  Net income                                                           $  3,512         $  3,315
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                         4,673            4,431
    Loss on sale of fixed assets                                             --               16
    Non-cash compensation expense                                            23               19
    Decrease in net deferred income taxes                                    --               (2)
    Changes in assets and liabilities:
      Decrease (increase) in inventory                                   29,099          (63,054)
      Increase in insurance receivable                                  (30,125)              --
      Decrease in other assets                                              967              702
      Increase in checks outstanding, accounts payable, accrued
         expenses and sales tax payable                                   3,306           16,205
      Decrease in federal and state income taxes                         (1,496)         (10,906)

    Total adjustments                                                     6,447          (52,589)
                                                                       --------         --------

    Net cash provided by (used in) operating activities                $  9,959         ($49,274)
                                                                       ========         ========


- ----------

See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC. AND SUBSIDIARIES
                     PART I - ITEM I - FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          (DOLLAR AMOUNTS IN THOUSANDS)

Note 1 The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, by MacFrugal's Bargains - Close-outs Inc., without audit. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. It is management's belief that the disclosures made are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations of the periods presented should not be considered as necessarily indicative of operations for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended January 28, 1996 and the notes thereto included in the Company's 10-K.

Note 2 Earnings per Common Share is based on the weighted average number of Common Shares outstanding, adjusted for dilutive effects of stock options, if applicable.

Note 3 The Company's effective tax rate for fiscal 1995 and the quarter ended April 28, 1996 was 38.0%. For interim reporting purposes the entire provision for income tax expense was classified as current.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company had a net deferred tax asset of $7,719 at April 28, 1996 and January 28, 1996.

         The Company provided no valuation allowance against its deferred tax assets recorded as of April 28, 1996 and January 28, 1996 because management believes it is more likely than not that the deferred income tax asset will be realized.

Note 4 At April 28, 1996, the Company classified that portion of its revolving debt as long-term debt that is not required to be repaid at its next annual clean-down date of September 30, 1997.

Note 5 The Financial Accounting Standards Board has issued a new statement on accounting for the impairment of long-lived assets and for long-lived assets to be disposed of (SFAS 121). This statement is effective for the Company beginning January 29, 1996.

         Among other provisions, the statement standardizes the accounting practices for the recognition and measurement of impairment losses on certain long-lived assets. Adoption of the statement did not have a material impact on the Company's financial statements.

Note 6 The Company currently accounts for its stock-based compensation plans using the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). In 1995, the Financial Accounting Standards Board issued a new statement on accounting for stock-based compensation (SFAS 123). This statement is effective for the Company beginning January 29, 1996. Among other provisions, the statement allows companies to elect to account for stock-based compensation plans using a fair-value-based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in APB 25. SFAS 123 requires that companies electing to continue using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied. The adoption of SFAS 123 will be reflected in the Company's 1996 fiscal year-end consolidated financial statements. As the Company will continue to account for stock-based compensation using the intrinsic value method, SFAS 123 will not have an impact on the Company's results of operations or financial position.

Note 7 On March 21, 1996 the New Orleans Distribution Center and its contents were destroyed by fire. The Company's lease with an unrelated third party obligates the Company to rebuild the distribution center. All of the Company's stores are currently being serviced by the Company's remaining distribution center in Southern California.

         The insurance receivable at April 28, 1996 represents the expected insurance proceeds related to the destruction of inventory and property, plant and equipment in the fire. This receivable is subject to adjustment since the final insurance claim has not been concluded.

         The Company believes that its insurance proceeds will adequately cover all losses and that the temporary loss of inventory and equipment will not have a material adverse impact on the Company's operations. However, the Company is unable to predict with certainty what the ultimate outcome will be.


Note 8 Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

            PART I - ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITIONS AND INTERIM RESULTS OF OPERATIONS

                          (DOLLAR AMOUNTS IN THOUSANDS)

RESULTS OF OPERATIONS
- ---------------------

THIRTEEN WEEK PERIOD ENDED APRIL 28, 1996 ("FIRST QUARTER 1996") COMPARED WITH THIRTEEN WEEK PERIOD ENDED APRIL 30, 1995 ("FIRST QUARTER 1995").

Total sales increased 3.2% and comparable store sales decreased 4.2% for the First Quarter 1996 compared to the First Quarter 1995. The total sales increase was a result of opening 28 net new stores since April 30, 1995, partially offset by the comparable store sales decrease noted above. The comparable sales decrease was due to the weakness in apparel sales and business interruption caused by the fire at the New Orleans Distribution Center ("NODC"). At April 28, 1996, 313 stores were in operation compared to 285 stores at April 30, 1995.

Sales from the 165 California stores open at April 28, 1996, were approximately 59% of the Company's total sales for the First Quarter 1996. California stores experienced a comparable store sales decrease for the First Quarter 1996, similar to that of the Company wide experience.

The Company is continuing to execute the components of its new strategic direction which was announced in November 1995. It is anticipated that this plan will continue to be implemented throughout fiscal 1996.

The gross profit margin of 44.2% for the First Quarter 1996, decreased from 45.8% for the First Quarter 1995. The decrease in the gross profit margin for the First Quarter 1996 versus the First Quarter 1995 is due to more competitive pricing of merchandise and a change in merchandise mix done in conjunction with the implementation of the Company's new strategic plan.

Operating expenses were 39.6% of sales for the First Quarter 1996 compared to 40.8% for the First Quarter 1995. The improvement in operating expenses was the result of a decrease in both warehouse and administrative expenses while store expenses remained substantially the same as the First Quarter 1995.

General cost containment kept store expenses constant at 30.0% of sales for the First Quarter 1996 and the First Quarter 1995. Increases in occupancy cost, depreciation expense and advertising expense were offset by efficiencies and expense controls in payroll and workers' compensation. Increases in occupancy, depreciation and advertising expenses resulted from the opening of new stores.

Warehouse and administrative expenses were 9.6% and 10.9% of sales for the First Quarter 1996 and the First Quarter 1995, respectively. Expense controls in the warehouse and administrative areas resulted in lower expenses in both dollars and as a percent of sales for the First Quarter 1996 compared to the First Quarter 1995.

The $509 decrease in interest expense for the First Quarter 1996 compared to the First Quarter 1995 resulted from both a decrease in the average amount of debt outstanding and lower interest rates. The decrease in the average amount of debt outstanding is the combined result of a decrease in inventories and capital expenditures during the First Quarter 1996 compared to the First Quarter
1995.

The income tax rate for the First Quarter 1996 was 38.0%, and for interim purposes, the entire provision for income taxes is classified as current. The current rate of 38.0% is consistent with the fiscal 1995 rate. Income taxes were provided at a rate of 39.5% in the First Quarter 1995.

The Company had a net deferred tax asset of $7,719 at April 28, 1996 and January 28, 1996.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Cash and cash equivalents increased $6,001 in the First Quarter 1996 compared to an increase of $1,297 in the First Quarter 1995. The increase of cash and cash equivalents in the First Quarter 1996 compared to the same period last year related primarily to a large influx of inventory, partially offset by an associated increase in debt and accounts payable in the First Quarter 1995; and lower income tax payments and capital expenditures partially offset by a minor stock repurchase program in the First Quarter of 1996.

As of April 28, 1996, the Company's long-term debt and total debt were both 41.7% of equity compared to 2.2% and 64.0%, respectively, at April 30, 1995. At January 28, 1996, long-term debt and total debt were both 41.9% of equity. This decrease in the level of debt reflects the Company's strategic direction to reduce inventory levels and the borrowings necessary to finance it, offset in part by a minor stock repurchase program in fiscal 1995 and the First Quarter 1996. In addition, the increase in the level of long-term debt compared to April 30, 1995 reflects the classification of the Company's total debt (which is below the clean-down requirement), as long-term debt versus being classified as a current liability.

The Company believes its present lines of credit are adequate to meet any seasonal or temporary liquidity needs that cannot be met with cash flow from operating activities. At April 28, 1996, the Company had $90,000 of outstanding revolving debt borrowed under the Company's $200,000 committed credit line. There were no borrowings under the Company's uncommitted credit lines at April 28, 1996.

The Company's current ratio as of April 28, 1996 was 2.69 versus 2.67 at fiscal year end 1996 and 1.21 at April 30, 1995. The improvement in the Company's current ratio compared to April 30, 1995 is due primarily to reduced inventory levels and the reclassification of the Company's revolving debt as long-term.

For the three months ended April 28, 1996, inventory turnover improved to .48 from .39 for the three months ended April 30, 1995. This improvement in inventory turnover reflects the reclassification of inventory related to the NODC fire as an insurance receivable, and the Company's commitment to reduce inventory levels and improve inventory turnover.

                           PART II - OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K

                  (a)      Exhibit 27       --       Financial Data Schedule.

                  (b) Reports on Form 8-K - No reports on Form 8-K have been filed during the quarter ended April 28, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC.




                         /s/   Philip L. Carter
                         -------------------------------------------------------
                         Philip L. Carter
                         Director, President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)


DATE:  June 10, 1996