Form 10-Q
period 1996-07-28
MAC FRUGALS BARGAINS CLOSE OUTS INC
filed 1996-09-09
CIK 78384

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 28, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-6672

                     MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                               95-2745285
       -------------------------------          -----------------------------
       (State or other jurisdiction of         (I.R.S. employer identification
        incorporation or organization)          number)


Mailing and
Street Address: 2430 East Del Amo Boulevard, Dominguez, California   90220-6306
- -------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:               (310) 537-9220
- -------------------------------------------------------------------------------


- -------------------------------------------------------------------------------

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

/X/      Yes      / /      No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Common Shares Outstanding at August 25, 1996:  25,933,505
- -------------------------------------------------------------------------------

            MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                     (Amounts in thousands except par value)

                                                       July 28,       January 28,
                                                         1996            1996
                                                      ---------       ----------
Assets
Current Assets :
     Cash and cash equivalents                        $  10,868        $   7,285
     Merchandise inventories                            214,995          200,616
     Current deferred income tax asset                   13,003           13,003
     Insurance receivable                                 5,499             --
     Other current assets                                 8,737            9,965
                                                      ---------        ---------
          Total current assets                          253,102          230,869

Property, Equipment and Improvements :
     Land                                                35,224           35,195
     Buildings and improvements                          85,054           84,054
     Automobiles and trucks                               3,019            3,040
     Furniture, fixtures and equipment                   98,391           99,966
     Leasehold improvements                              84,939           84,127
     Construction in progress                               929              635
                                                      ---------        ---------
                                                        307,556          307,017
     Less: Accumulated depreciation
               and amortization                        (128,302)        (121,106)
                                                      ---------        ---------
                                                        179,254          185,911
                                                      ---------        ---------

Deferred Income Tax Asset                                   604              604
Deferred Financing Costs and Other Assets                 1,857            1,688
                                                      ---------        ---------
Total Assets                                          $ 434,817        $ 419,072
                                                      =========        =========

Liabilities and Stockholders' Equity
Current Liabilities :
     Checks outstanding                               $  15,719        $  16,704
     Current portion of long-term debt                       73               69
     Accounts payable                                    28,528           14,781
     Accrued expenses                                    39,716           40,605
     Income taxes payable                                 3,203            4,664
     Sales tax payable                                    5,115            9,527
                                                      ---------        ---------
          Total current liabilities                      92,354           86,350
                                                      ---------        ---------
Long-Term Debt                                          101,167           96,435
Deferred Income Taxes                                     5,888            5,888

Stockholders' Equity :
     Preferred stock, $1 par value;
        authorized, 500 shares; issued, none
     Common stock, $.02778 par value;
        authorized, 100,000 shares;
        issued 25,917 shares (July 28, 1996)
        and 25,582 shares (January 28, 1996)                720              711
     Additional paid-in capital                           3,691              512
     Retained earnings                                  237,274          230,749
                                                      ---------        ---------
                                                        241,685          231,972
     Less:  Treasury stock, at cost, 469 shares
      (July 28, 1996) and 119 shares (January
      28, 1996)                                          (6,277)          (1,573)
                                                      ---------        ---------
Total Stockholders' Equity                              235,408          230,399
                                                      ---------        ---------
Total Liabilities and Stockholders' Equity            $ 434,817        $ 419,072
                                                      =========        =========

______________
See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                (Amounts in thousands except per share amounts)


                                 For the three months ended    For the six months ended
                                 --------------------------    -------------------------

                                   July 28,       July 30,       July 28,       July 30,
                                     1996           1995           1996           1995
                                   --------       --------       --------       --------
NET SALES                          $157,952       $146,754       $317,084       $301,004
COST OF SALES                        92,525         78,281        181,251        161,816
                                   --------       --------       --------       --------

GROSS PROFIT                         65,427         68,473        135,833        139,188
                                   --------       --------       --------       --------

Store expenses                       46,567         46,410         94,258         92,628
Warehouse and administrative
  expenses                           12,417         13,238         27,746         30,025
                                   --------       --------       --------       --------
TOTAL OPERATING EXPENSES             58,984         59,648        122,004        122,653

OPERATING INCOME                      6,443          8,825         13,829         16,535
INTEREST EXPENSE, NET                 1,583          3,387          3,305          5,618
                                   --------       --------       --------       --------

EARNINGS BEFORE INCOME TAXES          4,860          5,438         10,524         10,917
INCOME TAX EXPENSE                    1,847          2,148          3,999          4,312
                                   --------       --------       --------       --------

NET EARNINGS                       $  3,013       $  3,290       $  6,525       $  6,605
                                   ========       ========       ========       ========


EARNINGS PER COMMON SHARE         $   0.12       $   0.13       $   0.25       $   0.26
                                   ========       ========       ========       ========
AVERAGE SHARES OUTSTANDING           25,721         25,833         25,707         25,778
                                   ========       ========       ========       ========


_____________

See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                             (Amounts in thousands)


                                         Common Stock                                           Treasury Stock
                                      --------------------      Additional                    -------------------
                                                                  Paid-in        Retained
                                      Shares       Amount         Capital        Earnings     Shares       Amount         Total
                                      ------       -------        --------       --------     ------      -------        --------
Balance, January 28, 1996             25,582       $   711        $   512        $230,749       119       $(1,573)       $230,399

Exercise of stock options                335             9          3,136                                                   3,145

Non-cash compensation
  expense                                                              43                                                      43

Purchase of Treasury stock, at cost                                                              350        (4,704)        (4,704)

Net income for six months                                                           6,525                                   6,525

                                      ------       -------        -------        --------       ---       -------        --------

Balance,  July  28, 1996              25,917       $   720        $ 3,691        $237,274       469       $(6,277)       $235,408
                                      ======       =======        =======        ========       ===       =======        ========




See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Amounts in thousands)

                                                                              For the six months ended
                                                                             --------------------------

                                                                              July 28,         July 30,
                                                                                1996             1995
                                                                             ---------        ---------
INCREASE IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
  Cash received from customers                                               $ 317,084        $ 301,004
  Cash paid to suppliers and employees                                        (305,924)        (381,825)
  Income taxes paid                                                             (5,460)         (16,078)
  Interest paid (net of amount capitalized)                                     (3,518)          (4,559)
  Interest received                                                                 85               75
                                                                             ---------        ---------
    Net cash provided by (used in) operating activities                          2,267         (101,383)

Cash flows from investing activities:
  Capital expenditures                                                          (5,859)         (13,379)
  Insurance receivable related to property, equipment and improvements           2,473             --
  Proceeds from sale of fixed assets                                             1,525                6
                                                                             ---------        ---------
    Net cash used in investing activities                                       (1,861)         (13,373)

Cash flows from financing activities:
  Net borrowings of long-term debt                                               4,166          114,870
  Net repayments under line of credit agreements                                  --               (200)
  Repurchase of treasury stock                                                  (4,704)            --
  Proceeds from sale of stock options                                            3,145               83
  Other (net)                                                                      570              614
                                                                             ---------        ---------
    Net cash provided by financing activities                                    3,177          115,367
                                                                             ---------        ---------

    Increase in cash and cash equivalents                                        3,583              611
Cash and cash equivalents, beginning of period                                   7,285            6,674
                                                                             ---------        ---------
Cash and cash equivalents, end of period                                     $  10,868        $   7,285
                                                                             =========        =========



______________

See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                              (Amounts in thousands)
                                   (continued)

                                                                       For the six months ended
                                                                       -------------------------

                                                                       July 28,         July 30,
                                                                         1996             1995
                                                                       --------        ---------
Reconciliation of Net Income to Net Cash Provided
  By (Used in) Operating Activities:
- ------------------------------------------------------------------
Net income                                                             $  6,525        $   6,605
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                           9,320            8,939
  (Gain) loss on sale of fixed assets                                      (802)              10
  Non-cash compensation expense                                              43               41
  Decrease in net deferred income taxes                                    --                 (2)
  Changes in assets and liabilities:
    Increase in inventory                                               (14,379)        (104,630)
    Increase in insurance receivable                                     (5,499)            --
    Decrease (increase) in other assets                                   1,059             (409)
    Increase (decrease) in checks outstanding, accounts payable,
       accrued expenses and sales tax payable                             7,461             (174)
    Decrease in federal and state income taxes                           (1,461)         (11,763)

  Total adjustments                                                      (4,258)        (107,988)
                                                                       --------        ---------

  Net cash provided by (used in) operating activities                  $  2,267        $(101,383)
                                                                       ========        =========



_________________

See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC. AND SUBSIDIARIES
                     PART I - ITEM I - FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          (Dollar amounts in thousands)

Note 1 The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, by Mac Frugal's Bargains - Close-outs Inc., without audit. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. It is management's belief that the disclosures made are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations of the periods presented should not be considered as necessarily indicative of operations for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended January 28, 1996 and the notes thereto included in the Company's 10-K.

Note 2 Earnings per Common Share is based on the weighted average number of Common Shares outstanding, adjusted for dilutive effects of stock options, if applicable.

Note 3 The Company's effective tax rate for fiscal 1995 and the first half of fiscal 1996 was 38.0%. For interim reporting purposes the entire provision for income tax expense was classified as current.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company had a net deferred tax asset of $7,719 at July 28, 1996 and January 28, 1996.

         The Company provided no valuation allowance against its deferred tax assets recorded as of July 28, 1996 and January 28, 1996 because management believes it is more likely than not that the deferred income tax asset will be realized.

Note 4 At July 28, 1996, the Company classified that portion of its revolving debt as long-term debt that is not required to be repaid at its next annual clean-down date of September 30, 1997.

Note 5 On March 21, 1996 the New Orleans Distribution Center and its contents were destroyed by fire. The Company's lease with an unrelated third party obligates the Company to rebuild the distribution center. All of the Company's stores are currently being serviced by the Company's remaining distribution center in Southern California.

         The insurance receivable at July 28, 1996 represents the remaining expected insurance proceeds related to the destruction of inventory and property, plant and equipment in the fire. The Company received an initial payment for the destruction of inventory of approximately
         $25.6 million during the current quarter ended July 28, 1996.
         The insurance receivable is subject to adjustment since the final insurance claim has not been concluded.

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

           PART I - ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND INTERIM RESULTS OF OPERATIONS

                          (Dollar amounts in thousands)

RESULTS OF OPERATIONS

THIRTEEN WEEK PERIOD ENDED JULY 28, 1996 ("SECOND QUARTER 1996") COMPARED WITH THIRTEEN WEEK PERIOD ENDED JULY 30, 1995 ("SECOND QUARTER 1995").

Total sales and comparable store sales increased 7.6% and 3.1%, respectively, for the Second Quarter 1996 compared to the Second Quarter 1995. The total sales increase was a result of opening 19 net new stores since July 30, 1995, combined with the comparable store sales increase noted above. The comparable sales increase was driven by increases in customer traffic, and increases in sales of food and hardlines, partially offset by the weakness in apparel sales. At
July 28, 1996, 315 stores were in operation compared to 296 stores at July 30, 1995.

Sales from the 165 California stores open at July 28, 1996, were approximately 59% of the Company's total sales for the Second Quarter 1996 as compared to 63% in the Second Quarter of 1995. California stores experienced a comparable store sales increase for the Second Quarter 1996, similar to that of the Company-wide trend.

The Company is continuing to execute the components of its new strategic direction which was announced in November 1995. It is anticipated that this plan will continue to be implemented throughout fiscal 1996.

The gross profit margin of 41.4% for the Second Quarter 1996, decreased from 46.7% for the Second Quarter 1995. The decrease in the gross profit margin for the Second Quarter 1996 versus the Second Quarter 1995 is due to more competitive pricing of merchandise and a change in merchandise mix as part of the implementation of the Company's new strategic plan; combined with the margin changes resulting from the business interruption and inventory imbalances caused by the destruction of the inventory at the New Orleans Distribution Center ("NODC") on March 21, 1996.

Operating expenses were 37.3% of sales for the Second Quarter of 1996 compared to 40.6% for the Second Quarter 1995. The improvement in operating expenses was the result of a decrease in administrative and store expenses, offset partially by a slight increase in warehouse expenses as a percent of sales.

General cost containment and controls resulted in store expenses of 29.5% of sales for the Second Quarter 1996 compared to 31.6% of sales for the Second Quarter 1995. Reduced expenses in payroll and workers' compensation were only partially offset by increases in occupancy cost, depreciation expense and advertising expense. The increases in occupancy, depreciation and advertising expenses are primarily the result of opening new stores.

Warehouse and administrative expenses were 7.9% and 9.0% of sales for the Second Quarter 1996 and the Second Quarter 1995, respectively. Expense controls in the administrative area resulted in lower expenses in both dollars and as a percent of sales for the Second Quarter 1996 compared to the Second Quarter 1995. Temporary operating expenses associated with the consolidation of receipts and shipments from one centralized warehouse, as a result of the NODC fire, slightly increased warehouse expenses for the Second Quarter 1996 as a percent of sales over the Second Quarter 1995. However, the Company believes that its insurance proceeds will adequately cover these increased expenses related to the NODC fire. Expense containment in the warehouse is still in effect.

The $1,804 decrease in interest expense for the Second Quarter 1996 compared to the Second Quarter 1995 resulted from both a decrease in the average amount of debt outstanding and lower interest rates. The decrease in the average amount of debt outstanding is the combined result of a decrease in inventories and capital expenditures during the Second Quarter 1996 compared to the Second Quarter 1995.

The income tax rate for the Second Quarter 1996 was 38.0%, and for interim purposes, the entire provision for income taxes is classified as current. The current rate of 38.0% is consistent with the fiscal 1995 rate. Income taxes were provided at a rate of 39.5% in the Second Quarter 1995.

The Company had a net deferred tax asset of $7,719 at July 28, 1996 and January 28, 1996.

THIRTY-SIX WEEK PERIOD ENDED JULY 28, 1996 ("YEAR-TO-DATE 1996") COMPARED WITH THIRTY-SIX WEEK PERIOD ENDED JULY 30, 1995 ("YEAR-TO-DATE 1995").

Total sales increased 5.3% and comparable store sales decreased 0.6% for the Year-to-Date 1996 compared to the Year-to-Date 1995. The total sales increase was a result of opening 19 net new stores since July 30, 1995, partially offset by the comparable store sales decrease noted above. The comparable sales decrease was due to the weakness in apparel sales and business interruption caused by the fire at NODC, partially offset by increases in customer traffic, and increases in sales of food and hardlines.

Sales from the 165 California stores open at July 28, 1996, were approximately 59% of the Company's total sales for the Year-to-Date 1996 as compared to 63% for the Year-to-Date 1995. California stores experienced a comparable store sales decrease for the Year-to-Date 1996, similar to that of the Company-wide trend.

The gross profit margin of 42.8% for the Year-to-Date 1996, decreased from 46.2% for the Year-to-Date 1995. The decrease in the gross profit margin for the Year-to-Date 1996 versus the Year-to-Date 1995 is due to more competitive pricing of merchandise and a change in merchandise mix as part of the implementation of the Company's new strategic plan; combined with the margin changes resulting from the business interruption and inventory imbalances caused by the destruction of inventory at NODC.

Operating expenses were 38.5% of sales for the Year-to-Date 1996 compared to 40.7% for the Year-to-Date 1995. The improvement in operating expenses was the result of decreases in all areas: warehouse, administration and stores.

General cost containment resulted in store expenses of 29.7% of sales for the Year-to-Date 1996 compared to 30.8% of sales for the Year-to-Date 1995. Reduced expenses in payroll and workers' compensation were only partially offset by increases in occupancy cost, depreciation expense and advertising expense. Increases in occupancy, depreciation and advertising expenses are primarily the result of opening new stores.

Warehouse and administrative expenses were 8.8% and 10.0% of sales for the Year-to-Date 1996 and the Year-to-Date 1995, respectively. Expense controls in the warehouse and administrative areas resulted in lower expenses in both dollars and as a percent of sales for the Year-to-Date 1996 compared to the Year-to-Date 1995.

The $2,313 decrease in interest expense for the Year-to-Date 1996 compared to the Year-to-Date 1995 resulted from both a decrease in the average amount of debt outstanding and lower interest rates. The decrease in the average amount of debt outstanding is the combined result of a decrease in inventories and capital expenditures during the Year-to-Date 1996 compared to the Year-to-Date 1995.

The income tax rate for the Year-to-Date 1996 was 38.0%, and for interim purposes, the entire provision for income taxes is classified as current. The current rate of 38.0% is consistent with the fiscal 1995 rate. Income taxes were provided at a rate of 39.5% for the Year-to-Date 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $3,583 in the first half of 1996 compared to an increase of $611 in the first half of 1995. The increase of cash and cash equivalents in the first half of 1996 compared to the same period last year related primarily to reduced inventory purchases and associated debt; and lower income tax payments and capital expenditures partially offset by a stock repurchase program of $4,704 in the first half of 1996.

As of July 28, 1996, the Company's long-term debt and total debt were both 43.0% of equity compared to 53.7% and 89.6%, respectively, at July 30, 1995. At January 28, 1996, long-term debt and total debt were both 41.9% of equity. The decrease in the level of debt at July 28, 1996 compared to July 30, 1995 reflects the Company's strategic direction to reduce inventory levels and the borrowings necessary to finance them, the planned reduction in capital expenditures, offset in part by a minor stock repurchase program in fiscal 1995 and the first six months of 1996. The slight increase in the level of debt at July 28, 1996 compared to January 28, 1996 reflects the Company's normal trend of increasing inventory levels in preparation for seasonal needs during this period of the year, offset in large, by the Company's direction of reducing inventory levels in the stores and warehouse.

The Company believes its present lines of credit are adequate to meet any seasonal or temporary liquidity needs that cannot be met with cash flow from operating activities. At July 28, 1996, the Company had $95,000 of outstanding revolving debt borrowed under the Company's $200,000 committed credit line. There were no borrowings under the Company's uncommitted credit lines at July 28, 1996.

The Company's current ratio as of July 28, 1996 was 2.74 versus 2.67 at fiscal year end 1996 and 2.09 at July 30, 1995. The improvement in the Company's current ratio compared to July 30, 1995 is due primarily to reduced inventory levels.

For the six months ended July 28, 1996, inventory turnover improved to .93 from
 .68 for the six months ended July 30, 1995. This improvement in inventory turnover reflects the Company's commitment to reduce inventory levels and streamline the merchandise flow process from its vendors to its stores.

                           PART II - OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Holders

         The Company held its 1996 Annual Meeting of Stockholders on June 19, 1996 (the "Annual Meeting"). At the Annual Meeting, shareholders elected all seven directors nominated. The following table sets forth the number of votes cast for and against each nominee. There were no broker non-votes for any nominee.

              Nominee                          For               Against
         --------------------               ----------           -------
         Peter S. Willmott                  21,910,983           54,430
         Philip L. Carter                   21,908,835           56,578
         Mark J. Miller                     21,908,685           56,728
         David H. Batchelder                21,910,905           54,508
         Anthony Luiso                      21,912,435           52,978
         Ronald P. Spogli                   21,911,795           53,618
         James J. Zehentbauer               21,909,820           55,593


Item 6   Exhibits and Reports on Form 8-K

                  (a)      Exhibit 27       --       Financial Data Schedule.

                  (b) Reports on Form 8-K - No reports on Form 8-K have been filed during the quarter ended July 28, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC.




                             /s/   Philip L. Carter
                             --------------------------------------------------
                             Philip L. Carter
                             Director, President and Chief Executive Officer

                             /s/   Neil T. Watanabe
                             --------------------------------------------------
                             Neil T. Watanabe
                             Senior Vice President and Chief Financial Officer





DATE:  September 9, 1996