Form 10-Q/A
period 1996-07-28
MAC FRUGALS BARGAINS CLOSE OUTS INC
filed 1996-09-10
CIK 78384

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------

                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)



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


TWENTY-SIX WEEK PERIOD ENDED JULY 28, 1996 ("YEAR-TO-DATE 1996") COMPARED WITH TWENTY-SIX WEEK PERIOD ENDED JULY 30, 1995 ("YEAR-TO-DATE 1995").


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






DATE:  September 10, 1996