Form 10-Q
period 1996-10-27
MAC FRUGALS BARGAINS CLOSE OUTS INC
filed 1996-12-11
CIK 78384

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 27, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         Commission File Number 0-6672

                    MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                      95-2745285
--------------------------------                -------------------------------
(State or other jurisdiction of                 (I.R.S. employer identification
incorporation or organization)                               number)



Mailing and
Street Address:   2430 East Del Amo Boulevard, Dominguez, California 90220-6306


-------------------------------------------------------------------------------
                    (Address of principal executive offices)

     Registrant's telephone number, including area code:     (310) 537-9220
     ----------------------------------------------------------------------


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

[X]      Yes      [  ]      No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Shares Outstanding at November 24, 1996            26,128,663

           MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                    (Amounts in thousands except par value)

                                                    October 27, January 28,
                                                       1996       1996
                                                    ----------  ---------
Assets

Current Assets :
     Cash and cash equivalents                      $  41,448  $   7,285
     Merchandise inventories                          224,222    200,616
     Current deferred income tax asset                 13,003     13,003
     Insurance receivable                               8,160          -
     Other current assets                               8,396      9,965
                                                    ---------  ---------

          Total current assets                        295,229    230,869




Property, Equipment and Improvements :
     Land                                              35,224     35,195
     Buildings and improvements                        85,329     84,054
     Automobiles and trucks                             3,019      3,040
     Furniture, fixtures and equipment                 99,073     99,966
     Leasehold improvements                            85,867     84,127
     Construction in progress                           1,756        635
                                                    ---------  ---------

                                                      310,268    307,017
     Less: Accumulated depreciation
               and amortization                      (132,790)  (121,106)
                                                    ---------  ---------
                                                      177,478    185,911
                                                    ---------   --------



Deferred Income Tax Asset                                 604        604
Deferred Financing Costs and Other Assets               1,679      1,688




                                                    ---------  ---------
Total Assets                                        $ 474,990  $ 419,072
                                                    =========  =========


See Notes to Consolidated Financial Statements.

                                                      October  27,   January 28,
                                                          1996          1996
                                                      ------------   ----------
  Liabilities and Stockholders' Equity

  Current Liabilities :
       Checks outstanding                                $ 15,438       $ 16,704
       Loan payable to bank                                22,000              -
       Current portion of long-term debt                        -             69
       Accounts payable                                    25,441         14,781
       Accrued expenses                                    40,869         40,605
       Income taxes payable                                 5,900          4,664
       Sales tax payable                                    7,067          9,527
                                                         --------       --------
            Total current liabilities                     116,715         86,350
                                                         --------       --------

  Long-Term Debt                                          113,263         96,435
  Deferred Income Taxes                                     5,888          5,888

  Stockholders' Equity :
       Preferred stock, $1 par value;
          authorized, 500 shares; issued, none
       Common stock, $.02778 par value;
          authorized, 100,000 shares;
          issued 26,070 shares (October 27, 1996)
          and 25,582 shares (January 28, 1996)                724            711
       Additional paid-in capital                           5,873            512
       Retained earnings                                  242,383        230,749
                                                         --------       --------

                                                          248,980        231,972
       Less:  Treasury stock, at cost, 615 shares
        (October 27, 1996) and 119 shares (January
        28,1996)                                           (9,856)        (1,573)

  Total Stockholders' Equity                              239,124        230,399
                                                         --------       --------

  Total Liabilities and Stockholders' Equity             $474,990       $419,072
                                                         ========       ========


_____________

See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF EARNINGS (LOSSES)
                                  (UNAUDITED)
                (Amounts in thousands except per share amounts)


                                            For the three months ended          For the nine months ended
                                           ----------------------------        ---------------------------

                                           October 27,      October 29,        October 27,     October 29,
                                               1996            1995               1996            1995
                                           -----------      -----------        -----------     -----------
  NET SALES                                   $174,488        $152,353           $491,572        $453,357
  COST OF SALES                                 99,528         114,741            280,779         276,557
                                              --------        --------           --------        --------

  GROSS PROFIT                                  74,960          37,612            210,793         176,800
                                              --------        --------           --------        --------

  Store expenses                                52,315          46,895            146,573         139,523
  Warehouse and administrative
    expenses                                    12,569          13,469             40,315          43,494
                                              --------        --------           --------        --------
  TOTAL OPERATING EXPENSES                      64,884          60,364            186,888         183,017

  OPERATING INCOME (LOSS)                       10,076         (22,752)            23,905          (6,217)
  INTEREST EXPENSE, NET                          1,836           3,699              5,141           9,317
                                              --------        --------           --------        --------

  EARNINGS(LOSS) BEFORE INCOME TAXES             8,240         (26,451)            18,764         (15,534)
  INCOME TAX EXPENSE (BENEFIT)                   3,131         (10,448)             7,130          (6,136)
                                              --------        --------           --------        --------

  NET EARNINGS (LOSS)                         $  5,109        ($16,003)          $ 11,634         ($9,398)
                                              ========        ========           ========        ========


  EARNINGS(LOSS)  PER COMMON SHARE               $0.20          ($0.62)             $0.45          ($0.36)
                                              ========        ========           ========        ========
  AVERAGE SHARES OUTSTANDING                    26,069          25,798             25,856          25,785
                                              ========        ========           ========        ========




  _____________
  See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Amounts in thousands)

                                                                                            For the nine months ended
                                                                                          ------------------------------
                                                                                           October 27,        October 29,
                                                                                              1996               1995
                                                                                           -----------        -----------
         INCREASE  IN CASH AND CASH EQUIVALENTS
         Cash flows from operating activities:
           Cash received from customers                                                     $ 491,572           $ 453,357
           Cash paid to suppliers and employees                                              (477,081)           (503,549)
           Income taxes paid                                                                   (5,894)            (18,920)
           Interest paid (net of amount capitalized)                                           (5,860)             (8,309)
           Interest received                                                                      212                 112
                                                                                            ---------           ---------
             Net cash provided by (used in) operating activities                                2,949             (77,309)

         Cash flows from investing activities:
           Capital expenditures                                                                (8,574)            (20,279)
           Insurance receivable related to property, equipment and improvements                 2,474                 -
           Proceeds from sale of fixed assets                                                   1,525                 156
                                                                                            ---------           ---------
             Net cash used in investing activities                                             (4,575)            (20,123)

         Cash flows from financing activities:
           Net borrowings of long-term debt                                                    28,715             114,854
           Net borrowings (repayments) under line of credit agreements                          9,200              (7,400)
           Repurchase of treasury stock                                                        (8,283)                -
           Proceeds from sale of stock options                                                  5,313                 309
           Other (net)                                                                            844                 945
                                                                                            ---------           ---------
             Net cash  provided by financing activities                                        35,789             108,708
                                                                                            ---------           ---------

             Increase  in cash and cash equivalents                                            34,163              11,276
         Cash and cash equivalents, beginning of period                                         7,285               6,674
                                                                                            ---------           ---------
         Cash and cash equivalents, end of period                                           $  41,448           $  17,950
                                                                                            =========           =========





________________
See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Amounts in thousands)
                                  (continued)

                                                                                For the nine months ended
                                                                           -----------------------------------
                                                                           October 27,              October 29,
                                                                              1996                     1995
                                                                           -----------             -----------
         Reconciliation of Net Income (Loss) to Net Cash Provided
           By (Used in) Operating Activities:
         ------------------------------------------------------------
         Net income (loss)                                                  $ 11,634                  ($9,398)
         Adjustments to reconcile net income (loss) to net cash
           provided by (used in) operating activities:
           Depreciation and amortization                                      13,810                   13,487
           Gain on sale of fixed assets                                         (802)                     (34)
           Non-cash compensation expense                                          61                       64
           Increase in net deferred income tax assets                            -                    (13,828)
           Changes in assets and liabilities:
             Increase in inventory                                           (23,606)                 (62,845)
             Increase in insurance receivable                                 (8,160)                     -
             Decrease in other assets                                          1,578                      517
             Increase in checks outstanding, accounts payable,
                accrued expenses and sales tax payable                         7,198                    5,956
             Increase (decrease) in federal and state income taxes             1,236                  (11,228)

           Total adjustments                                                  (8,685)                 (67,911)
                                                                            --------                 --------

           Net cash provided by (used in) operating activities              $  2,949                 ($77,309)
                                                                            ========                 ========





_______________
See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS  OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                             (Amounts in thousands)

                                                 Common Stock                                    Treasury Stock
                                            -------------------    Additional                 -----------------------
                                                                    Paid-in       Retained
                                             Shares     Amount      Capital       Earnings      Shares       Amount      Total
                                            --------   --------    ----------    ----------    --------    ----------  ---------
Balance, January 28, 1996                     25,582       $711      $  512       $230,749        119       ($1,573)   $230,399

Exercise of stock options                        488         13       5,300                                               5,313

Non-cash compensation
  expense                                                                61                                                  61

Purchase of Treasury stock,  at cost                                                              496        (8,283)     (8,283)

Net income for nine months                                                          11,634                               11,634

                                              ------       ----      ------       --------        ---       -------    --------

Balance,  October  27, 1996                   26,070       $724      $5,873       $242,383        615       ($9,856)   $239,124
                                              ======       ====      ======       ========        ===       =======    ========





____________
See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                     PART I - ITEM I - FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         (DOLLAR AMOUNTS IN THOUSANDS)

Note 1 The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, by Mac Frugal's Bargains o Close-outs Inc., "the Company" without audit. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. It is management's belief that the disclosures made are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations of the periods presented should not be considered as necessarily indicative of operations for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended January 28, 1996 and the notes thereto included in the Company's 10-K.

Note 2 Earnings (loss) per Common Share is based on the weighted average number of Common Shares outstanding, adjusted for dilutive effects of stock options, if applicable.

Note 3 The Company's effective tax rate for fiscal 1995 and the first three quarters of fiscal 1996 was 38.0%. For interim reporting purposes the entire provision for income tax expense was classified as current.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company had a net deferred tax asset of $7,719 at October 27, 1996 and January 28, 1996.

         The Company provided no valuation allowance against its deferred tax assets recorded as of October 27, 1996 and January 28, 1996 because management believes it is more likely than not that the deferred income tax asset will be realized.

Note 4 At October 27, 1996, the Company classified the portion of its revolving debt as long-term that is not required to be repaid at its next annual clean-down date of September 30, 1997.

Note 5 On March 21, 1996, the Company's distribution center in New Orleans, Louisiana ("NODC") and its contents were destroyed by fire. Since then, all of the Company's stores have been serviced by the Company's distribution center in Rancho Cucamonga, California.

         The Company received an initial payment for the destruction of inventory from its insurance carriers of approximately $25.6 million during the second quarter ended July 28, 1996. Subsequent to the end of the third quarter, the Company's insurance carriers paid an additional $2.4 million in full settlement of the inventory destroyed in the fire. The insurance receivable at October 27, 1996 represents, in part, the insurance proceeds received subsequent to quarter end related to the inventory. Additionally, the net book value of the property, plant and equipment destroyed by the fire and certain other related business interruption expenses are included in this insurance receivable.

         The Company's lease of the distribution center with an unrelated third party landlord obligates the Company to rebuild. However, the Company reached an agreement with the landlord that enables the Company to terminate such lease at its option in exchange for a cash settlement of $30 million to the landlord and the purchase of the underlying land and land improvements from its owner, the City of New Orleans. This agreement is subject to certain conditions being satisfied by the Company. Subsequent to the end of the third quarter, these conditions were satisfied and the Company anticipates making the cash payment to the landlord of $30 million in the fourth quarter ending February 2, 1997.

         Additionally, in separate agreements, the Company has reached a comprehensive settlement with its insurance carriers relating to their obligation contained in their business interruption and building replacement insurance policies. The Company estimates that during the fourth quarter ending February 2, 1997, the Company will receive insurance proceeds totaling approximately $62.5 million. These proceeds will be used to offset certain business interruption and other fire related expenses incurred since the date of the casualty in addition to settling the distribution center lease with the landlord for $30 million and the purchase of the land and underlying land improvements from the City of New Orleans. The Company has not yet finalized the net income statement effect of this settlement due to some uncertainties as of the date of this filing. However, the Company estimates that it will finalize and realize a gain to be recognized in the fourth quarter ending February 2, 1997.

           PART I - ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND INTERIM RESULTS OF OPERATIONS

                         (DOLLAR AMOUNTS IN THOUSANDS)

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS REPORT ON FORM 10-Q ARE FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO ECONOMIC, COMPETITIVE, GOVERNMENTAL AND TECHNOLOGICAL FACTORS AFFECTING THE COMPANY'S OPERATIONS, MARKETS, PRODUCTS, SERVICES AND PRICES, AND OTHER FACTORS DISCUSSED IN THE COMPANY'S FILINGS WITH SECURITIES AND EXCHANGE COMMISSION.

RESULTS OF OPERATIONS

THIRTEEN WEEK PERIOD ENDED OCTOBER 27, 1996 ("THIRD QUARTER 1996") COMPARED WITH THIRTEEN WEEK PERIOD ENDED OCTOBER 29, 1995 ("THIRD QUARTER 1995").

Total sales and comparable store sales increased 14.5% and 11.1%, respectively, for the Third Quarter 1996 compared to the Third Quarter 1995. The total sales increase was a result of opening 14 net new stores since October 29, 1995, combined with the comparable store sales increase noted above. The comparable sales increase was driven by increases in customer traffic, and increases in sales of food, health and beauty aids and hardlines. At October 27, 1996, 317 stores were in operation compared to 303 stores at October 29, 1995.

Sales from the 165 California stores open at October 27, 1996, were approximately 59% of the Company's total sales for the Third Quarter 1996 as compared to 60% in the Third Quarter 1995. California stores experienced a comparable store sales increase for the Third Quarter 1996, similar to that of the Company-wide trend.

The Company is continuing to execute the components of its new strategic direction which was announced in November 1995. It is anticipated that this plan will continue to be implemented throughout fiscal 1996.

The Third Quarter 1996 gross profit margin was 43.0%. The Third Quarter 1995 gross profit margin was 24.7% which included a $35 million non-cash charge to hasten the liquidation of aged inventory. Excluding this charge, the gross profit margin was 47.7%. The decrease in the gross profit margin for the Third Quarter 1996 versus the Third Quarter 1995 (excluding the $35 million non-cash charge) is due to more competitive pricing of merchandise and a change in merchandise mix as part of the implementation of the Company's new strategic plan.

Operating expenses were 37.2% of sales for the Third Quarter of 1996 compared to 39.6% for the Third Quarter 1995. The improvement in operating expenses was the result of decreases in all areas: warehouse, administration and stores as discussed below.

General cost containment and controls resulted in store expenses of 30.0% of sales for the Third Quarter 1996 compared to 30.8% of sales for the Third Quarter 1995. Reduced expenses in almost every expense category were only partially offset by an increase in advertising for additional markets and a fall promotion inviting customers to see the strategic initiatives which were implemented in the stores.

Warehouse and administrative expenses were 7.2% and 8.8% of sales for the Third Quarter 1996 and the Third Quarter 1995, respectively. Expense controls in the administrative area resulted in lower expenses as a percent of sales for the Third Quarter 1996 compared to the Third Quarter 1995. Continued expense containment also provided lower expenses in the warehouse in both dollars and as a percent of sales for the Third Quarter 1996 compared to the Third Quarter 1995.

The $1,863 decrease in interest expense for the Third Quarter 1996 compared to the Third Quarter 1995 resulted from both a decrease in the average amount of debt outstanding and lower interest rates. The decrease in the average amount of debt outstanding is the combined result of a decrease in inventories and capital expenditures during the Third Quarter 1996 compared to the Third Quarter 1995.

The income tax rate for the Third Quarter 1996 was 38.0%, and for interim purposes, the entire provision for income taxes is classified as current. The current rate of 38.0% is consistent with the fiscal 1995 rate. Income taxes were provided at a rate of 39.5% in the Third Quarter 1995.

The Company had a net deferred tax asset of $7,719 at October 27, 1996 and January 28, 1996.

THIRTY-NINE WEEK PERIOD ENDED OCTOBER 27, 1996 ("YEAR-TO-DATE 1996") COMPARED WITH THIRTY-NINE WEEK PERIOD ENDED OCTOBER 29, 1995 ("YEAR-TO- DATE 1995").

Total sales increased 8.4% and comparable store sales increased 3.5% for the Year-to-Date 1996 compared to the Year-to-Date 1995. The total sales increase was a result of opening 14 net new stores since October 29, 1995, coupled with the comparable store increased noted above. The comparable sales increase was due to increases in customer traffic, and increases in sales of food, health and beauty aids and hardlines, partially offset by a decrease in apparel sales due to the change in merchandise mix compared to last year and business interruption caused by the fire at NODC.

Sales from the 165 California stores open at October 27, 1996, were approximately 59% of the Company's total sales for the Year-to-Date 1996 as compared to 62% for the Year-to-Date 1995. California stores experienced a comparable store sale increase for the Year-to-Date 1996, similar to that of the Company-wide trend.

The Year-to-Date 1996 gross profit margin was 42.9%. The Year-to-Date 1995 gross profit margin was 39.0% including the $35 million non-cash charge and 46.7% excluding the charge. The decrease in the gross profit margin for the Year-to-Date 1996 versus the Year-to-Date 1995 (excluding the $35 million charge) is primarily due to more competitive pricing of merchandise and a change in merchandise mix as part of the implementation of the Company's new strategic plan. The gross profit margin for the Year-to-Date 1996 was further reduced by margin changes resulting from the business interruption and inventory imbalances caused by the destruction of inventory at NODC.

Operating expenses were 38.0% of sales for the Year-to-Date 1996 compared to 40.4% for the Year-to-Date 1995. The improvement in operating expenses was the result of decreases in all areas: warehouse, administration and stores.

General cost containment resulted in store expenses of 29.8% of sales for the Year-to-Date 1996 compared to 30.8% of sales for the Year-to-Date 1995. Reduced expenses in payroll and workers' compensation were only partially offset by increases in occupancy cost, depreciation expense and advertising expense. Increases in occupancy, depreciation and advertising expenses are primarily the result of opening new stores.

Warehouse and administrative expenses were 8.2% and 9.6% of sales for the Year-to-Date 1996 and the Year-to-Date 1995, respectively. Expense controls in the warehouse and administrative areas resulted in lower expenses in both dollars and as a percent of sales for the Year-to-Date 1996 compared to the Year-to-Date 1995.

The $4,176 decrease in interest expense for the Year-to-Date 1996 compared to the Year-to-Date 1995 resulted from both a decrease in the average amount of debt outstanding and lower interest rates. The decrease in the average amount of debt outstanding is the combined result of a decrease in inventories and capital expenditures during the Year-to-Date 1996 compared to the Year-to-Date 1995.

The income tax rate for the Year-to-Date 1996 was 38.0%, and for interim purposes, the entire provision for income taxes is classified as current. The current rate of 38.0% is consistent with the fiscal 1995 rate. Income taxes were provided at a rate of 39.5% for the Year-to- Date 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $34,163 in the first three quarters of 1996 compared to an increase of $11,276 in the first three quarters of 1995. The increase in cash and cash equivalents in the first three quarters of 1996 compared to the same period last year related primarily to the establishment of a $30,000 cash escrow account in anticipation of settling and terminating the NODC lease with its landlord as discussed in Note 5 of the Financial Statements. The escrow account was established by borrowing from the Company's existing credit facility. The cash to be disbursed from the escrow account will be reimbursed to the Company from the insurance proceeds of approximately $62,500. Reduced inventory purchases and associated debt, and lower income tax payments and capital expenditures, partially offset by the repurchase of 496 shares for $8,283 in the first three quarters of 1996 also contributed to the increase in cash and cash equivalents over the same period last year.

As of October 27, 1996, the Company's long-term debt was 47.4% of equity and its total debt was 56.6% of equity compared to 57.9% and 93.1%, respectively, at October 29, 1995. At January 28, 1996, long-term debt and total debt were both 41.9% of equity. The decrease in the level of debt at October 27, 1996 compared to October 29, 1995 reflects the Company's strategic direction to reduce inventory levels and the borrowings necessary to finance them, and the planned reduction in capital expenditures, offset in part by the borrowing to establish the escrow account noted above and by the stock repurchase program in fiscal 1995 and the first nine months of 1996. The increase in the level of debt at October 27, 1996 compared to January 28, 1996 also reflects the Company's normal trend of increasing inventory levels in preparation for seasonal needs during this period of the year, offset in large, by the Company's direction of reducing inventory levels in the stores and warehouse.

The Company believes its present lines of credit are adequate to meet any seasonal or temporary liquidity needs that cannot be met with cash flow from operating activities. At October 27, 1996, the Company had $132,000 of outstanding revolving debt. Of this outstanding debt, $107,000 was borrowed under the Company's $200,000 committed credit line and $25,000 was borrowed under the Company's uncommitted credit lines.

The Company's current ratio as of October 27, 1996 was 2.53 versus 2.67 at fiscal year end 1996 and 1.99 at October 29, 1995. The improvement in the Company's current ratio compared to October 29, 1995 is due primarily to reduced inventory levels and the reduction in the current portion of debt.

For the nine months ended October 27, 1996, inventory turnover improved to 1.38 from 1.15 for the nine months ended October 29, 1995. This improvement in inventory turnover reflects the Company's sales strength and its commitment to reduce inventory levels and streamline the merchandise flow process from its vendors to its stores.

                          PART II - OTHER INFORMATION



Item 6   Exhibits and Reports on Form 8-K

         (a)     Exhibit 27       --              Financial Data Schedule.

         (b)     Reports on Form 8-K -            No reports on Form 8-K have
                                                  been filed during the quarter
                                                  ended October 27, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC.




                                       /s/   Philip L. Carter
                                       ------------------------------------
                                       Philip L. Carter
                                       Director, President and Chief
                                       Executive Officer

                                       /s/   Neil T. Watanabe
                                       ------------------------------------
                                       Neil T. Watanabe
                                       Senior Vice President and Chief
                                       Financial Officer






DATE:  December 11, 1996