Form 10-K
period 1997-02-02
MAC FRUGALS BARGAINS CLOSE OUTS INC
filed 1997-05-02
CIK 78384

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED FEBRUARY 2, 1997

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER 0-6672

MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                          DELAWARE
      (STATE OR OTHER JURISDICTION OF INCORPORATION OR                        95-2745285
                       ORGANIZATION)                             (I.R.S. EMPLOYER IDENTIFICATION NO.)

                2430 EAST DEL AMO BOULEVARD
                   DOMINGUEZ, CALIFORNIA                                      90220-6306
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 537-9220
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                    TITLE OF EACH CLASS                        NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------------------------------------------------------------------------------------
              COMMON STOCK ($.02778 PAR VALUE)                          NEW YORK STOCK EXCHANGE

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

                            [X] Yes          [ ] No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of shares of the voting stock held by non-affiliates of the Company, based on the closing sale price of such stock on the New York Stock Exchange on April 17, 1997 was approximately $710,797,693.

        The number of shares of Common Stock outstanding as of April 17, 1997 was 24,997,038.

                      Documents Incorporated By Reference

        Portions of the Company's definitive proxy statement relating to the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III hereof.

================================================================================

                               TABLE OF CONTENTS

  ITEM NO. IN
   FORM 10-K                                                                                            PAGE
  -----------                                                                                           -----
                                                       PART I
         1.      BUSINESS...........................................................................        1
                 General............................................................................        1
                 Merchandise and Suppliers..........................................................        1
                 Warehousing and Distribution.......................................................        2
                 Retail Stores......................................................................        2
                 Marketing..........................................................................        2
                 Employees..........................................................................        2
                 Competition........................................................................        2
                 Trademarks.........................................................................        3
                 Restrictions on Imports............................................................        3
         2.      PROPERTIES.........................................................................        3
                 Retail Stores......................................................................        3
                 Corporate Offices and Warehouse Facilities.........................................        4
         3.      LEGAL PROCEEDINGS..................................................................        5
         4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................        5
                                                       PART II
         5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS................................................................        6
         6.      SELECTED FINANCIAL DATA............................................................        7
         7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS.........................................................................        8
         8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................       12
         9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                 DISCLOSURE.........................................................................       12
                                                      PART III
    10.-13.      THE INFORMATION REQUIRED BY ITEMS 10-13 OF FORM 10-K IS INCORPORATED BY REFERENCE
                 FROM THE COMPANY'S DEFINITIVE PROXY MATERIALS FOR ITS ANNUAL MEETING OF
                 STOCKHOLDERS TO BE HELD IN 1997....................................................       12
                                                       PART IV
        14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....................       12

                                     PART I

ITEM 1. BUSINESS

GENERAL

        Mac Frugal's Bargains - Close-outs Inc. (collectively with its subsidiaries, the "Company") was incorporated under the laws of the State of Delaware in 1971 as successor to a number of entities, the first of which was founded in 1950. The Company's principal executive offices are located at 2430
E. Del Amo Boulevard in Dominguez, California, a suburb of Los Angeles. The Company maintains centralized buying, personnel, systems, pricing, advertising, merchandising, real estate and accounting functions at its principal executive offices. See ITEM 2. "Properties -- Corporate Offices and Warehouse Facilities."

        At February 2, 1997, the Company operated a chain of 319 retail stores that specialize in the sale of new "close-out" merchandise which is purchased from manufacturers and wholesalers at prices less than initial wholesale prices and is sold at prices below normal retail prices. The Company's stores are operated under the names "Pic 'N' Save" and "Mac Frugal's Bargains - Close-outs" and collectively offer, on a self-service basis, a wide selection of close-out merchandise, including apparel and accessories, notions, novelties, toys, games, stationery, greeting cards, books, candles, luggage, artificial flowers, beauty aids, candy, snacks, beverages, housewares, household supplies, domestics, seasonal theme items and giftwares. The Company targets value-oriented consumers, and merchandise is currently sold on a cash-and-carry basis, with certain credit cards accepted.

        During 1993, the Company developed a seasonal store concept that operated under the names "Christmas Close-outs" and "Christmas Enchantments." The Company operated 168 of these seasonal stores in 1993. These seasonal stores offered new Christmas theme merchandise purchased from manufacturers at prices less than initial wholesale prices and sold at prices below normal retail prices. Categories of merchandise available in these stores were similar to the Christmas seasonal merchandise offered in the year-round stores. The Christmas Close-outs and Christmas Enchantments stores were generally operated for the three months from October through Christmas. The Company has discontinued this concept.

        At February 2, 1997, 198 of the Company's retail stores operated under the name "Mac Frugal's Bargains - Close-outs." The remaining 121 stores, located in Southern California, operated under the name "Pic 'N' Save."

        For the year ended February 2, 1997 (fiscal 1996), approximately 52% of the Company's stores were located in California and generated approximately 59% of the sales. In 1996, growth in the California economy resulted in a more favorable retail sales environment than in the two previous fiscal years. During fiscal 1995 and 1994, cutbacks in federal defense spending and aerospace, as well as a number of companies relocating, caused a regional recession and adversely affected California's unemployment rates relative to national unemployment rates. The economic hardship resulting from the high unemployment led to a general reduction of retail sales in California, which impacted the Company's California sales during fiscal 1995 and fiscal 1994.

        Seasonal fluctuations in the Company's sales have followed the traditional trend in the retail industry, with a substantial portion of its annual sales volume and annual earnings occurring during the fourth quarter of its fiscal year. The Company expects this pattern to continue in the future.

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

        The Company purchases merchandise at prices less than initial wholesale prices, allowing the Company to sell its merchandise to customers at what the Company believes are below normal retail prices. Therefore, although general categories of merchandise are usually available, specific lines, items and manufacturers frequently change. In order to ensure supply and attractive pricing, the Company will often purchase close-out merchandise in large quantities and some seasonal merchandise out of season.

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

        The Company also special-orders and reorders merchandise from offshore manufacturers primarily in Asia at purchase prices consistent with its general merchandising philosophy of offering merchandise to customers at prices below normal retail prices. Purchases are made either through a trading company or direct from the manufacturer, often early in the purchasing season. The continuation of the Company's purchasing of such merchandise is dependent upon the continuation of the Company's ability to obtain such advantageous pricing. Offshore purchases did not account for more than 24% of the Company's total purchases in any year during the three years ended February 2, 1997.

WAREHOUSING AND DISTRIBUTION

        Merchandise purchased for sale through the Company's retail stores is centrally received at the Company's warehouse and distribution center located in Rancho Cucamonga, California. The Rancho Cucamonga facility opened in August 1984 and consists of 1,431,000 square feet. The Company leased a warehouse and distribution center located in New Orleans, Louisiana. The New Orleans facility, which contained 1,100,000 square feet and was opened in September 1991, was destroyed by fire on March 21, 1996. In fiscal 1996, the Company decided not to rebuild this facility and has been servicing all stores from the warehouse located in Rancho Cucamonga. To support the receipt and distribution from one facility, the Company leased 225,000 square feet of additional warehouse space near the Rancho Cucamonga distribution center in May 1996. This lease expires on May 29, 1999 with options to renew until August 28, 2002. See ITEM 2. "Properties -- Corporate Offices and Warehouse Facilities." Merchandise is distributed to retail outlets either by Company-operated tractors and trailers, or to locations more distant from the warehouse, by contract carriers. Inventory control functions are conducted at the Rancho Cucamonga facility.

RETAIL STORES

        The Company's retail stores are principally located in the Western, Southwestern, Southern and Southeastern United States, with 121 stores located in Southern California at February 2, 1997. Stores in Southern California are currently operated under the name "Pic 'N' Save" and all other stores are operated under the name "Mac Frugal's Bargains - Close-outs." The following table provides a state by state breakdown of the Company's retail store locations at the end of the five most recent fiscal years.

                    MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC.
                   TOTAL NUMBER OF STORES AT FISCAL YEAR END
                                   1992-1996

FISCAL
YEAR  CA     TX     AZ     FL     CO     IL     LA     NV     UT     NM     GA     IN     TN     ID     AL     KY     MO     OK
----  ---    ---    ---    ---    ---    ---    ---    ---    ---    ---    ---    ---    ---    ---    ---    ---    ---    ---
1996  167    43     21     16     12      9      9      9      9      6      5      4      3      2      1      1      1      1
1995  165    39     21     16     12      9      9      9      9      6      5      4      2      2      1      1      0      1
1994  157    37     20     16     11      0      9      8      7      6      5      0      0      1      1      0      0      0
1993  133    36     16     11      7      0      9      7      6      5      5      0      0      1      1      0      0      0
1992  109    36     11     10      7      0      9      5      6      5      5      0      0      1      1      0      0      0

FISC
YEAR  TOTAL
----  -----
      <
1996   319
1995   311
1994   278
1993   237
1992   205

        During fiscal 1996, the Company opened eight stores and relocated two stores. Of the eight net new stores, four are located in Texas, two in Northern California, and one each in Tennessee and Missouri.

        In fiscal 1996, the Company continued to expand in its existing markets. The Company believes that concentrating on existing markets when quality real estate is available at reasonable prices and filling demand between existing stores without cannibalizing will provide growth opportunities and leverage the Company's selling and administrative expenses.

        During the five year period February 3, 1992 through February 2, 1997, the Company opened 139 new stores, permanently closed 13 stores and temporarily closed and reopened three stores, increasing its chain of retail stores from 193 to 319. Of the 13 closed stores, nine were replaced by upgraded facilities located in the same geographical area; three were closed due to earthquake damage; and one owned store was closed, put up for sale and subsequently reopened.

        No store accounts for more than 2% of the Company's revenues.

MARKETING

        The Company's primary marketing strategy is to distribute color circulars within a targeted radius surrounding substantially all of its stores. These circulars communicate selected product offerings to customers within each store's primary trade area. To a lesser extent, the Company employs electronic media or newspaper advertising, which supplements circular advertising. The Company also utilizes various special promotions throughout the year. The Company also conducts ongoing customer research and surveys which are designed to ensure that customers' expectations are being met.

EMPLOYEES

        At February 2, 1997, the Company had 9,586 employees. Temporary personnel are employed in the stores during the Christmas holiday season. Management believes its employee relations are generally good.

COMPETITION

        The Company faces competition for patronage of customers in varying degrees from national, regional and local retailers. Many of these retail establishments offer merchandise similar to that available from the Company, including close-out merchandise at discount prices. However, unlike the Company's stores, most retail outlets, including discount stores, primarily offer continuing lines of merchandise. The Company competes with other retail establishments, including discount stores, by offering new close-out merchandise at significant reductions from original retail prices. Some of the Company's competitors have greater financial resources than those available to the Company.

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

TRADEMARKS

        The Company employs the service marks "Pic 'N' Save" and "Mac Frugal's Bargains - Close-outs" in connection with its stores. The Company has registered its service mark "Mac Frugal's Bargains - Close-outs" with the U.S. Patent and Trademark Office and the Company has common law rights in the Southern California area to the service mark "Pic 'N' Save." The Company does not believe that loss of any of the Company's service marks would have a material adverse impact upon the Company.

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

        A substantial portion of the Company's imported products come from China. China currently enjoys "Most Favored Nation ("MFN") status under U.S. tariff laws. As a result, products imported from China are subject to normal import duties. China's MFN status is reviewed annually by Congress, and the renewal of such status may be subject to significant political uncertainties, with the possibility of non-renewal. Furthermore, the United States has in the past threatened the imposition of punitive 100% tariffs on selected goods and withdrawn the threat of sanctions only days before sanctions were to take affect.

        The Company is unable to predict whether the United States will revoke the People's Republic of China MFN status, but any such revocation of MFN status would result in significantly higher tariffs on Chinese imports. In addition, the Company is unable to predict whether the United States will retaliate against the People's Republic of China or any other country from which the Company imports goods for trade practices which the United States may consider unfair, or whether any such retaliation would include products imported by the Company or otherwise result in increases in the cost or restrictions in the supply of products imported by the Company.

ITEM 2. PROPERTIES

RETAIL STORES

        The Company leases most of the buildings and land for its retail stores. At the end of fiscal 1996, the Company owned the buildings (but not the underlying land) occupied by two stores, and owned the buildings and land occupied by 54 other stores, one of which is a commercial condominium, one of which is located at the Company's corporate office facility in Dominguez, California, and one of which is located at the Company's warehousing facility in Rancho Cucamonga, California. The balance of the buildings and land which comprised the Company's 319 operating store locations at fiscal year end were leased.

        The leases for the store premises vary as to their terms, rental provisions, expiration dates, and the existence of renewal options. The number of years remaining on leases for the Company's stores (excluding unexercised options) ranges from less than one year to 24 years. Lease expirations within the next two years (without renewal options) are not expected to have a material adverse effect on the operations of the Company. Most of the leases are fixed minimum rentals, and some provide for additional rental based upon a percentage of total store sales in excess of certain amounts. Most leases also require the Company to pay all or a portion of the real estate taxes, insurance charges and maintenance expenses relating to the leased premises. The Company generally does not maintain earthquake insurance for its retail stores.

        The Company acquires sites for new stores by a variety of methods, including lease, purchase, assignment or sublease of existing facilities, build-to-suit leases, or purchase and development of sites which may be owned by the Company or sold by the Company under leaseback arrangements. In many cases, the Company is able to lease or sublease existing buildings that have been previously used for other purposes, such as for supermarkets, drug stores or home improvement centers, which are suitable for the Company's needs at a lease rate which is within the Company's guidelines and without the need for substantial expenditures to convert the facilities to the Company's store format. In connection with the opening of new stores, the Company generally makes capital investments and incurs expenses (excluding expenditures to purchase land, buildings or leasehold interest) of less than $700,000 per store. These costs consist of inventory, fixtures and equipment, signs and pre-opening costs.

        The Company's retail stores are located in concrete or masonry buildings and are mostly furnished with inexpensive store fixtures. During fiscal 1992, the Company installed point-of-sale and scanning equipment in all of its stores pursuant to an equipment lease entered into in 1991. The equipment lease expires with respect to various equipment on October 31, 1999, and contains options to extend the terms and options to buy the equipment. Point-of-sale and scanning equipment needed for new stores opened after fiscal 1992 was purchased. Except for this leased equipment, the Company owns all of its store fixtures and equipment.

        The majority of the Company's stores are located in or adjacent to shopping centers of various sizes and have adjacent parking facilities. The stores generally offer air-conditioned shopping from 9:00 a.m. to 9:00 p.m., Monday through Saturday, and 10:00 a.m. to 7:00 p.m. on Sunday. Particular location schedules may vary slightly.

        Selling space in the Company's stores generally is between 17,000 and 23,000 square feet, depending on the particular location. Currently, the smallest selling area in any one store location is approximately 4,427 square feet and the largest selling area in any one store location is approximately 28,060 square feet. For the period from February 2, 1992 through February 2, 1997, gross selling space increased from 3,607,300 square feet to 5,631,771 square feet. As of the end of fiscal 1996, aggregate retail selling space at the Company's 319 operating store locations was categorized according to the following real property arrangements:

                                                                                              RETAIL
                                                                                              SELLING
                                                                                               SPACE
                                                                           NUMBER OF          (IN SQ.
        OPERATING STORES                                                   LOCATIONS           FT.)
        ----------------                                                   ---------         ---------
        Owned                                                                  54              984,539
        Leased                                                                263            4,606,782
        Owned, Subject to Ground Lease                                          2               40,450
                                                                              ---            ---------
        Total Operating Stores                                                319            5,631,771
                                                                              ===            =========

CORPORATE OFFICES AND WAREHOUSE FACILITIES

        The Company owns its corporate offices, located at 2430 East Del Amo Boulevard, Dominguez, California 90220-6306. Construction of the facility was completed in November 1973, and comprises approximately 250,000 square feet of ground floor space and 18,000 square feet of second floor office space. Approximately 202,000 square feet of warehouse/distribution space (formerly used by the Company) at this facility has been leased to an unaffiliated third party pursuant to a lease expiring December 31, 1998, and the remainder houses the Company's corporate offices of 38,000 square feet, a Pic 'N' Save retail store and corporate warehousing space. The Company also leases a 1,350 square foot office in New York City.

        The Company owns a 90 acre parcel of land in Rancho Cucamonga, California, and owns and operates a 1,431,000 square foot central warehousing and distribution center on this location as well as a store containing 19,000 square feet of retail selling space.

        Following the destruction of the Company's warehouse and distribution facility in New Orleans and the Company's decision not to rebuild, but instead to service all stores from its Rancho Cucamonga facility as described below, in May 1996 the Company leased 225,000 square feet of additional warehouse space near the Rancho Cucamonga facility. The lease for this additional warehouse space expires on May 29, 1999 with options to renew until August 28, 2002.

        In 1988, the Company entered into a long-term Lease Agreement with the Industrial Development Board of the City of New Orleans, Louisiana, for a parcel of land containing approximately 80 acres in New Orleans. The Lease Agreement obligated the Company to construct a warehouse and distribution center, and entitled the Company to purchase the land and improvements at any time for a fixed price plus reimbursement to the City of New Orleans of monies expended by the City for certain site improvements. The Company completed construction of the 1,100,000 square foot facility in fiscal 1991 at a net cost of $58,617,000, of which $32,233,000 was classified as building and improvements and $26,384,000 was classified as fixtures and equipment. In addition, $7,406,000 of interest expense was capitalized over the three-year construction period. The New Orleans facility had the capacity to service approximately 200 stores. However, the ongoing under-utilization of the facility because of the Company's decision to concentrate store expansion mainly in western markets, as well as management's intention to investigate a sale/leaseback of the facility, necessitated a write-down of the facility to the Company's recoverable cost. The recoverable cost was determined by fair market value appraisals conducted by independent nationally recognized appraisers. As a result, in the third quarter of fiscal 1992, the Company wrote down the net book value of the facility (warehouse and equipment) by $36,646,000 to reflect a permanent impairment in its value to the Company.

        In October 1993, the Company sold all its interest in the New Orleans facility (including both its leasehold estate and its personal property) to TriNet Corporate Realty Trust, Inc. (TriNet) for $23,463,000, the then net book value of the interest sold. Concurrently with the sale to TriNet, the Company subleased the fully equipped facility from TriNet. The Company's sublease with TriNet required the Company to maintain certain property insurance coverage and obligated the Company to rebuild the facility in the event of destruction.

        On March 21, 1996, the New Orleans facility and its contents were destroyed by fire. Since then, all of the Company's stores have been serviced by the Company's warehouse and distribution facility in Rancho Cucamonga, California. Following the fire, the Company decided not to rebuild the New Orleans facility. To achieve that objective, the Company reached an agreement with TriNet during fiscal 1996 pursuant to which the Company's sublease with TriNet was terminated and the Company was relieved of all obligations thereunder in exchange for $30,000,000. Also in fiscal 1996, the Company exercised its right under the Lease Agreement with the Industrial Development Board of the City of New Orleans, Louisiana, to purchase the land and related land improvements. The purchase price for the land and related land improvements is approximately $1,900,000 and $1,000,000, respectively. At February 2, 1997, the Company has recorded within accrued expenses the purchase price for the land improvements, and has recorded them as a component of the gain on the distribution center settlement. The land purchase remains as a commitment at February 2, 1997. In connection with the purchase, the Company has recorded $3,400,000 within accrued expenses to cover the cost to demolish the structure and restore the land to its original condition. Following the closing of the purchase, the Company currently intends to hold the land for resale. However, no assurances can be made as to when, or on what terms, the Company will be able to sell the property. Additionally, certain long-term debt financed through the City of New Orleans contains acceleration clauses that require the repayment of such amounts upon demand by the City of New Orleans.

        By December 12, 1996, the Company reached comprehensive settlements with all of its commercial property insurance carriers. Pursuant to these settlements and the Company's salvage efforts, the Company received a total of $90,500,000 for all physical property losses and certain incremental costs associated with the replenishment of the destroyed merchandise inventories and operating from one distribution center. The following summarizes the significant components of the net gain recognized:

        Insurance Proceeds............................................................  $90,500,000
                                                                                        -----------
        Less expenses/losses:
          Landlord lease settlement...................................................   30,000,000
          Inventories and supplies destroyed..........................................   29,463,000
          Fire related inventory markdowns............................................    5,873,000
          Demolition and purchase of land improvements................................    4,400,000
          Incremental freight costs...................................................    4,264,000
          Property, equipment and improvements destroyed..............................    4,057,000
          Landlord lease payments up to settlement date...............................    1,821,000
          Incremental labor costs up to settlement date...............................    1,620,000
          Taxes and interest..........................................................    1,091,000
          Miscellaneous other expenses................................................    1,760,000
                                                                                        -----------
          Total expenses/losses.......................................................  $84,349,000
                                                                                        -----------
          Net gain on distribution center settlement..................................  $ 6,151,000
                                                                                        ===========

        At February 2, 1997, a total of $7,850,000 of the expenses recognized above remain unpaid and has been recorded within accrued expenses in the Company's financial statements.

        The Company maintains casualty and property insurance, including fire and earthquake coverage for its corporate office and warehouse facilities, that it believes is adequate.

ITEM 3. LEGAL PROCEEDINGS

        From time to time, the Company is involved in legal proceedings incidental to its business operations. None of the proceedings to which it is currently a party are expected to have a material impact on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted for a vote of security holders during the fourth quarter of the fiscal year ended February 2, 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Philip L. Carter        48    President and Chief Executive Officer since March 1995; Executive Vice
                              President, Chief Financial Officer since August 1993, Senior Vice President,
                              Chief Financial Officer since October 1991.
Mark J. Miller          45    Executive Vice President, Merchandising and Stores since March 1995; Executive
                              Vice President, General Merchandise Manager since September 1992; Vice President of Merchandising/General Merchandise Manager 1991-1992, The Disney Store, Inc.
Frank C. Bianchi        52    Senior Vice President, Human Resources since December 1996; Vice President,
                              Human Resources since June 1989.
Earl C. Bonnecaze       47    Senior Vice President, Stores since July 1995; Regional Manager 1994-1995,
                              Dollar General Corporation; Vice President Regional Manager 1989-1993, Mac
                              Frugal's Bargains - Close-outs Inc.
Michael R. Dobbs        47    Senior Vice President, Distribution since December 1996; Vice President,
                              Distribution since February 1992; General Manager, Distribution since August
                              1991.
Neil T. Watanabe        43    Senior Vice President, Chief Financial Officer since July 1996; Vice President,
                              Finance & Controller 1995-1996 Kay Bee Toys; Chief Financial and Operating
                              Officer 1994-1995 Motherhood Maternity; Vice President, Controller 1987-1994
                              Filene's Basement.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock trades on the New York Stock Exchange under the symbol MFI. The following table shows the high and low sales prices as reported on the New York Stock Exchange for the Company's Common Stock for fiscal 1996 and fiscal 1995:

FISCAL YEAR         QUARTER         HIGH       LOW
-----------     ---------------    ------     ------
    1996        First Quarter      $16.88     $12.38
                Second Quarter      19.50      13.38
                Third Quarter       25.13      18.38
                Fourth Quarter      27.00      21.50

    1995        First Quarter      $17.38     $12.94
                Second Quarter      18.38      14.38
                Third Quarter       18.50      11.63
                Fourth Quarter      15.00      11.50

        At April 17, 1997, there were 740 stockholders of record.

        The closing sale price of the Company's Common Stock on April 17, 1997 was $28.75 per share.

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

ITEM 6. SELECTED FINANCIAL DATA
(AMOUNTS IN THOUSANDS, EXCEPT FOR CURRENT RATIO, STORES AND PER SHARE DATA)

                                                                           YEAR ENDED
                                         -------------------------------------------------------------------------------
                                         FEBRUARY 2,      JANUARY 28,      JANUARY 29,     JANUARY 30,       JANUARY 31,
                                           1997(7)           1996             1995            1994              1993
                                         -----------      -----------      -----------     -----------       -----------
Net Sales..............................   $ 772,648        $ 704,934        $ 682,083       $ 627,063         $ 540,295
Operating Income.......................   $  75,826(8)     $  35,867(9)     $  70,645       $  57,667(10)     $  24,268(11)
Earnings Before Income Taxes...........   $  69,594(8)     $  23,482(9)     $  64,272       $  52,875(10)     $  17,408(11)
Net Earnings...........................   $  43,149(8)     $  14,559(9)     $  38,884       $  31,937(10)     $  11,348(11)
Net Earnings Per Common Share..........   $    1.67(8)     $    0.56(9)     $    1.37       $    1.07(10)     $    0.37(11)
Net Earnings as a Percent of Sales.....         5.6%(8)          2.1%(9)          5.7%            5.1%(10)          2.1%(11)
Average Shares Outstanding.............      25,915           25,782           28,353          29,931            30,295(1)
Cash Dividends Per Common Stock........        None             None             None            None              None
At Year End:
  Total Assets.........................   $ 384,996        $ 419,072        $ 386,376       $ 369,563(2)      $ 382,621(2)
  Long-Term Debt.......................   $   3,757        $  96,435        $   4,491       $   3,869         $  54,475
  Stockholders' Equity.................   $ 252,029(8)     $ 230,399(9)     $ 216,881       $ 257,350(10)     $ 224,447(11)
  Working Capital......................   $  93,021        $ 144,519        $  44,012       $ 108,323         $ 105,834
  Current Ratio........................         1.8              2.7              1.3             2.1               2.3
  Number of Stores (End of Year).......         319              311              278             237               205
  Number of Stores Opened(6)...........          10               35(5)            43(5)           39(5)             12
  Number of Stores Closed(6)...........           2                2                2               7(5)              0
  Selling Square Footage...............       5,632            5,511            5,008           4,409(3)          3,869(3)
  Net Sales Per Avg. Sq. Footage.......   $     139        $     134        $     145       $     144(4)      $     143(4)
  Net Return on Avg. Assets............        10.7%             3.6%            10.3%            8.5%              3.0%
  Net Return on Avg. Stockholders'
     Equity............................        17.9%             6.5%            16.4%           13.3%              5.0%

---------------

 (1) Adjusted for the effect of shares issued pursuant to two stock purchase agreements in 1988 assumed outstanding under the Treasury stock method.

 (2) Total assets reflect certain balance sheet reclassifications to conform to the January 29, 1995 balance sheet presentation.

 (3) Excludes selling square footage of four stores closed on January 17, 1994 due to the Southern California earthquake (see footnote 10) for the year ended January 30, 1994 (3 of the 4 stores were subsequently reopened in the year ended January 29, 1995).

 (4) Excludes space and results related to seasonal Christmas stores (see Item
     1. Business), but includes sales and selling square footage of the four stores closed on January 17, 1994 for the year ended January 30, 1994 (3 of the 4 stores were subsequently reopened in the year ended January 29,
     1995).

 (5) Includes one permanently and three temporarily closed stores on January 17, 1994. The permanently closed store was reopened at a new location in the year ended January 28, 1996 and the three temporarily closed stores were reopened at the same sites in the year ended January 29, 1995.

 (6) Includes relocation stores.

 (7) Includes 53 weeks of sales in the fiscal year.

 (8) Includes the gain on the distribution center settlement of $6,151,000 (see
     Item 2. Properties-Corporate Offices and Warehouse Facilities).

 (9) Includes a $35,000,000 markdown reserve (see Item 7. Results of Operations -- Fiscal 1995 compared to Fiscal 1994).

(10) Includes costs associated with the Northridge, California, earthquake of approximately $3,046,000. On January 17, 1994, a 6.7 magnitude earthquake occurred in Northridge, California. Twenty-five stores experienced relatively minor merchandise and physical damage requiring closures that varied from a few hours to one week. Four stores experienced substantial merchandise and physical damage. Three stores reopened during fiscal 1994. The fourth store has been permanently closed and was relocated during fiscal 1995 (see footnote 3).

(11) Includes a warehouse write-down expense of $36,646,000 associated with the New Orleans distribution center (see Item 2. Properties -- Corporate Offices and Warehouse Facilities).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS REPORT ON FORM 10-K ARE FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO ECONOMIC, COMPETITIVE, GOVERNMENTAL AND TECHNOLOGICAL FACTORS AFFECTING THE COMPANY'S OPERATIONS, MARKETS, PRODUCTS, SERVICES AND PRICES, AND OTHER FACTORS DISCUSSED IN THE COMPANY'S FILINGS WITH SECURITIES AND EXCHANGE COMMISSION.

RESULTS OF OPERATIONS

        The following table presents for the periods indicated certain items in the consolidated statements of earnings as a percentage of net sales (except as otherwise provided).

                                                                           FOR THE FISCAL YEAR ENDED
                                                                  -------------------------------------------
                                                                  FEBRUARY 2,     JANUARY 28,     JANUARY 29,
                                                                     1997            1996            1995
                                                                  -----------     -----------     -----------
        Net Sales...............................................     100.0%          100.0%          100.0%
        Costs of Sales..........................................      56.7            58.8            52.5
                                                                     -----           -----           -----
        Gross Profit............................................      43.3            41.2            47.5
                                                                     -----           -----           -----
        Store Expenses..........................................      27.1            28.0            28.1
        Warehouse and Administrative Expenses...................       7.2             8.1             9.0
        Gain on distribution center settlement..................      (0.8)             --              --
                                                                     -----           -----           -----
        Total Expenses..........................................      33.5            36.1            37.1
        Operating Income........................................       9.8             5.1            10.4
        Interest Expense, Net...................................       0.8             1.8             0.9
                                                                     -----           -----           -----
        Earnings Before Income Taxes............................       9.0             3.3             9.4
        Income Taxes............................................       3.4             1.2             3.7
                                                                     -----           -----           -----
        Net Earnings............................................       5.6%            2.1%            5.7%
                                                                     =====           =====           =====

FISCAL YEAR ENDED FEBRUARY 2, 1997 ("FISCAL 1996") COMPARED TO FISCAL YEAR ENDED JANUARY 28, 1996 ("FISCAL 1995")

        Net sales for fiscal 1996 increased $67,714,000 or 9.6% from fiscal 1995. This increase was the combined result of 8 net new store openings during the year, the full year operations of the 33 net new stores opened in the prior year and the positive impact of a 4.2% increase in comparable store sales. Additionally, fiscal 1996 contained 53 weeks versus 52 weeks in fiscal 1995. Fiscal 1995 sales have been adjusted to include 53 weeks for the purpose of computing comparable store sales. Sales from the California stores accounted for 59% of net sales in fiscal 1996 compared to 61% in fiscal 1995.

        In the first quarter of fiscal 1996, the Company continued to execute the new strategic plan initiated in the third quarter of fiscal 1995. As a result of these initiatives which are described below, the Company began seeing positive comparable store sales increases in the second quarter of fiscal 1996. This favorable trend continued into the third and fourth quarter of 1996 as reflected by increases in comparable store sales of 11.1% and 5.4%, respectively. The increases in comparable store sales were driven by more competitive pricing, increased assortment in some categories and increased customer traffic. Increased competitive pricing caused a decrease in the gross margin in fiscal 1996 as explained in detail below. The customer count for the third and fourth quarter of fiscal 1996 increased 6.5% and 1.9%, respectively over the prior year.

        Because of the Company's positive sales results explained above, the Company experienced increases in inventory turnover and thereby reduced inventory levels in fiscal 1996. Inventory turnover was 2.29 and 2.17 at the end of fiscal 1996 and fiscal 1995, respectively. Merchandise inventories decreased 9.14% between the two years. However, the continued success of the Company's strategic initiative will be somewhat dependent upon a number of external factors including competition, economic conditions, any changes in customer shopping behavior and the availability of appropriate merchandise at reasonable prices.

        Gross profit as a percentage of sales was 43.3% in fiscal 1996 compared to 41.2% in fiscal 1995. The gross profit in fiscal 1995 reflects the recording of a $35,000,000 non-cash charge in connection with the Company's new strategic direction to reduce retail prices in order to hasten the liquidation of aged inventory. The $35,000,000 charge decreased the gross profit margin for fiscal 1995 by 5.0%. The majority of these markdowns were taken in the fourth quarter of 1995 and the first quarter of 1996.

        The decrease in gross profit margin in 1996 (compared to the gross profit margin in 1995 without the $35,000,000 non-cash charge) reflects the Company's strategic direction to drive sales and improve inventory turnover through an ever changing merchandise mix of branded merchandise at more competitive pricing. The gross profit margin for 1996 also reflects a $3,800,000 markdown reserve at February 2, 1997. The Company established this reserve for old aged inventory and fire related purchases that are expected to be sold subsequent to the fiscal year end at prices below its current recorded carrying value. This reserve is consistent with the Company's strategic plan to increase inventory turnover and thereby reduce inventory levels.

        Operating expenses consist of store, warehouse and administration expenses and the gain on the distribution center settlement. Operating expenses were 34.3% (excluding the gain on the distribution center settlement) of sales in fiscal 1996 compared to 36.1% in fiscal 1995. The decrease in operating expenses was due to decreases in components of operating expenses as described below.

        General cost containment resulted in store expenses of 27.1% of sales for fiscal 1996 compared to 28.0% of sales for fiscal 1995. Reductions in payroll, utilities, group and workers' compensation insurances were partially offset by higher advertising expenses as a percent of sales. Increased advertising expenses were due to advertising in additional markets and a fall promotion inviting customers to see the changes made in the stores.

        Warehouse and administration expenses totaled 7.2% and 8.1% of sales for fiscal 1996 and 1995, respectively. The primary reduction in expenses as a percentage of sales was due to the consolidation of receipts and shipments into one centralized warehouse and controlled buying patterns since March 21, 1996 (the date of the fire at the New Orleans distribution center). The Company believes it can operate its warehouse operations more efficiently in the future through one consolidated warehouse and by the continued control of buying patterns.

        On March 21, 1996, the New Orleans facility and its contents were destroyed by fire. Since then, all of the Company's stores have been serviced by the Company's warehouse and distribution facility in Rancho Cucamonga, California. Following the fire, the Company decided not to rebuild the New Orleans facility. To achieve that objective, the Company reached an agreement with TriNet during fiscal 1996 pursuant to which the Company's sublease with TriNet was terminated and the Company was relieved of all obligations thereunder in exchange for $30,000,000. Also in fiscal 1996, the Company exercised its right under the Lease Agreement with the Industrial Development Board of the City of New Orleans, Louisiana, to purchase the land and related land improvements. The purchase price for the land and related land improvements is approximately $1,900,000 and $1,000,000, respectively. At February 2, 1997, the Company has recorded within accrued expenses the purchase price for the land improvements, and has recorded them as a component of the gain on the distribution center settlement. The land purchase remains as a commitment of February 2, 1997. In connection with the purchase, the Company has recorded $3,400,000 within accrued expenses to cover the cost to demolish the structure and restore the land to its original condition. Following the closing of the purchase, the Company currently intends to hold the land for resale. However, no assurances can be made as to when, or on what terms, the Company will be able to sell the property. Additionally, certain long-term debt financed through the City of New Orleans contains accelerated clauses that require the repayment of such amounts upon demand by the City of New Orleans.

        By December 12, 1996, the Company reached comprehensive settlements with all of its commercial property insurance carriers. Pursuant to these settlements and the Company's salvage efforts, the Company received a total of $90,500,000 for all physical property losses and certain incremental costs associated with the replenishment of the destroyed merchandise inventories and operating from one distribution center. A net gain of $6,151,000 was recognized on the settlements. Significant components of the settlements include:

        - Payment of $30,000,000 to landlord for the lease settlement.

        - Recognition of all incremental expenses due to the loss of the warehouse. Incremental expenses include primarily fire related inventory markdowns, excess freight, excess rent and increased labor.

        - Write-off of all merchandise and non-merchandise assets destroyed in the fire.

        - Payment of all rent, taxes and interest expense required as part of the lease termination.

        - Cost required to demolish the site and reimburse the City of New Orleans for improvements made.

        At February 2, 1997, a total of $7,850,000 of the expenses recognized above remain unpaid and have been recorded within accrued expenses in the Company's financial statements.

        Interest expense was 0.8% of sales in fiscal 1996 compared to 1.8% of sales in fiscal 1995. The decrease in interest expense resulted from a decrease in the average balance of debt outstanding because of lower average inventory levels during fiscal 1996 as compared to fiscal 1995 and proceeds from the distribution center settlement received in fiscal 1996, offset by the repurchase of approximately $30,600,000 in stock in fiscal 1996.

        The Company's effective tax rate was 38.0% in fiscal 1996 and fiscal 1995. The Company has been able to decrease the effective tax rate in fiscal 1996 and 1995 from prior fiscal years due to the benefits from certain federal or state tax credits.

FISCAL YEAR ENDED JANUARY 28, 1996 ("FISCAL 1995") COMPARED TO FISCAL YEAR ENDED JANUARY 29, 1995 ("FISCAL 1994")

        Net sales for fiscal 1995 increased $22,851,000 or 3.4% from fiscal 1994. This increase was the combined result of 33 net new stores opened during the year plus the full year operation of the 41 net new stores opened in the prior year partially offset by a 6.8% decline in same store sales. Sales from California stores accounted for 61.1% of net sales in fiscal 1995 compared to 62.8% of net sales in fiscal 1994.

        In the third quarter of fiscal 1995 the Company adopted a new strategic plan in response to a difficult retail climate in order to strengthen the business. This new strategic direction involves offering more competitive pricing; increasing assortment in some areas; reducing inventory levels; increasing inventory turnover; enhancing store layouts for shopping convenience; implementing an extensive customer service program; utilizing more television advertising while maintaining advertising expenses at approximately 2% of sales; and limiting store expansion to not more than ten stores in fiscal 1996 in order for the Company's management to focus on its new strategic initiatives.

        Gross profit as a percentage of sales was 41.2% in fiscal 1995 compared to 47.5% for the Company in fiscal 1994. The decrease was primarily due to the Company's recording a $35 million non-cash charge in connection with the Company's new strategic direction to reduce retail prices in order to hasten the liquidation of aged inventory. The charge related primarily to old aged inventory in the Company's stores with a small portion of the charge related to competitive price reductions. The breakdown of the charge by merchandise category is as follows: (1) Christmas -- 31%; (2) Clearance merchandise, various departments -- 19%; (3) Apparel -- 15%; (4) Hosiery and lingerie -- 7%; (5)
Toys -- 6%; (6) Gifts -- 5%; (7) Domestics -- 4%; (8) Easter -- 2%; and (9)
Other -- 11%. The charge was necessary to clear various categories of merchandise and provide space for fresh and more competitive merchandise. This charge decreased the gross profit margin for fiscal 1995 by 5.0%. The remaining decrease in the gross profit margin for the year is due to a change in the merchandise mix and is part of the Company's new strategic plan.

        Operating expenses consist of store, warehouse and administrative expenses. Operating expenses were 36.1% of sales in fiscal 1995 compared to 37.1% of sales in fiscal 1994. The decrease in operating expenses was due to decreases in the components as described below.

        Store expenses were 28.0% of sales for fiscal 1995 compared to 28.1% of sales for fiscal 1994. The decrease in store expenses as a percent of sales for fiscal 1995 versus 1994 was largely due to lower payroll expense, lower equipment rentals and lower worker's compensation expense partially offset by higher occupancy, advertising and depreciation expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash requirements arise principally from the need to purchase inventory in advance of the selling season, particularly for the fourth quarter, and to acquire, construct, equip and purchase inventory for new stores. Repurchase of the Company's stock represents a secondary use for cash. Accordingly, the Company's demand for borrowed funds is determined largely from the timing of its inventory investment relative to the seasonality of its sales, the magnitude and timing of its capital expenditure programs and size of stock repurchase programs.

        The Company opened, including relocations, 10 stores in fiscal 1996, 35 stores in fiscal 1995, and 43 stores (including three temporarily closed stores) in fiscal 1994. In fiscal 1996, with decreased levels of capital expenditures, proceeds from the distribution center settlement, partially offset by a stock repurchase program, the Company decreased its debt by $89,575,000. In fiscal 1995, with increased inventory levels and a minor repurchase program, offset in part by decreased levels of capital expenditures, the Company increased its debt by $11,450,000. In fiscal 1994, with increased levels of capital expenditures due to the accelerating store expansion program, combined with two stock repurchase programs, the Company increased its debt by $46,188,000.

        As part of its change in strategic direction, the Company reduced its total inventories during fiscal 1996 compared to fiscal 1995. Controlled buying patterns during fiscal 1996 resulted in a more predictable warehouse inventory level. During fiscal 1995 the Company reduced the average level of store inventories compared to fiscal 1994. During fiscal 1994, store inventories remained relatively stable compared to the previous year. Warehouse inventories for fiscal 1995, fiscal 1994 and previous years have increased or decreased depending upon the availability for close-out merchandise during the last several months of the fiscal year as well as changing internal buying patterns.

        Since March 21, 1996 (the date of the New Orleans distribution center fire), all of the Company's stores have been serviced by the Company's distribution center in Rancho Cucamonga, California. The Company believes that it will experience operational efficiencies through the consolidation of receipts and shipments from one centralized warehouse and through continued controlled buying patterns. Also, the Company believes it currently has adequate capacity to service its existing stores as well as its immediate expansion plans. Short-term leasing could also provide the Company with additional warehouse space, if needed.

        The Company presently plans to open 8 to 10 stores in fiscal 1997, all in existing markets. Management estimates that the cost to open these stores plus capital expenditures in its existing stores, warehouse and corporate office during fiscal 1997 will be approximately $16,000,000. Additionally, the Company has authorization to repurchase an additional $37,700,000 of its stock if and when the Board of Directors believes market prices warrant such repurchase. Funds required to finance new stores and stock repurchases are expected to come from operating activities with the remainder, if necessary, provided by unused bank lines of credit.

        With approval from the Board of Directors, the Company has repurchased its stock from time to time in the open market to enhance shareholder value. In fiscal 1996, 1995 and 1994, the Company repurchased 1,470,100, 118,800 and 4,258,100 shares of its Common Stock, respectively, in open market transactions at an average cost of $20.84, $13.24 and $19.08 per share, respectively. Of the shares repurchased in fiscal 1994, 1,280,400 were part of a 1,500,000 share repurchase program authorized by the Board of Directors in the last quarter of fiscal 1993. The remaining 2,977,700 shares repurchased in fiscal 1994 were made under a 3,000,000 share repurchase program authorized by the Board of Directors in fiscal 1994. The shares repurchased in fiscal 1995 and the first three quarters of fiscal 1996 were made under a $10,000,000 repurchase program authorized by the Board of Directors in fiscal 1994. In fiscal 1996, the Board of Directors authorized an additional $60,000,000 share repurchase program, of which $22,349,000 was used in fiscal 1996.

        The Company currently has in place a $175,000,000 unsecured revolving credit facility (the "Revolver") with a maturity date of April 30, 2000. This credit facility will be reduced to a limit of $150,000,000 on January 31, 1999. The Revolver includes a $50,000,000 sublimit for commercial and standby letters of credit. At February 2, 1997, the Company had no outstanding balance under the Revolver and $156,497,000 was available to be borrowed, of which $31,497,000 was available for letters of credit. Amounts outstanding under the Revolver bear interest at the agent bank's prime rate, which at February 2, 1997 was 8.25%, or LIBOR plus 5/8%, which at February 2, 1997 was 6.19%, or other negotiated rates, all at the Company's option. In addition, the Company has in place $40,000,000 of other unsecured revolving credit facilities with three individual banks (collectively the "Other Credit Facilities"). The banks providing the Other Credit Facilities are not obligated to advance funds when requested by the Company. At February 2, 1997, the Company had no outstanding balances under the Other Credit Facilities. The weighted average interest rate for borrowings during fiscal 1996 under the Revolver and Other Credit Facilities was 6.09%. The Company believes the Revolver is adequate to meet any seasonal or temporary liquidity needs that cannot be met with cash flow from operating activities.

        Working capital was $93,021,000 and $144,519,000 at February 2, 1997 and January 28, 1996, respectively. The Company's current ratio was 1.8 and 2.7 at February 2, 1997 and January 28, 1996, respectively. The total debt to equity ratio decreased from 41.9% at January 28, 1996 to 2.7% at February 2, 1997. The decrease in working capital and the current ratio in fiscal 1996 is primarily the result of a reduction in inventory levels consistent with the Company's strategic direction and an increase in current liabilities associated with the increase in the Company's operations and earnings in the current fiscal year. The decrease in the total debt to equity ratio reflects the Company's strategic direction to reduce inventory levels and the borrowings necessary to finance them. The decrease also reflects the planned reduction in capital expenditures, the insurance proceeds from the distribution center settlement, and the Company's current year earnings, offset in part by the repurchase of $30,631,000 in stock in fiscal 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Except for the following Selected Quarterly Data, the financial statements and related financial information required to be filed hereunder are indexed on Page F-1 of this report.

SELECTED QUARTERLY DATA (UNAUDITED)

                                               NET                                                      NET EARNINGS PER
                                              SALES           GROSS PROFIT         NET EARNINGS           COMMON SHARE
                                             --------         ------------         ------------         ----------------
                                                          (AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
1996
Quarter Ended
  April 28.................................  $159,132           $ 70,406             $  3,512                $ 0.14
  July 28..................................   157,952             65,427                3,013                  0.12
  October 27...............................   174,488             74,960                5,109                  0.20
  February 2, 1997(2)......................   281,076            123,553               31,515(3)               1.21(3)
                                             --------           --------              -------                 -----
                                             $772,648           $334,346             $ 43,149                $ 1.67
                                             ========           ========              =======                 =====
1995
Quarter Ended
  April 30.................................  $154,250           $ 70,715             $  3,315                  0.13
  July 30..................................   146,754             68,473                3,290                  0.13
  October 29...............................   152,353             37,612(4)           (16,003)(4)             (0.62)(4)
  January 28, 1996.........................   251,577            113,494               23,957                  0.93(1)
                                             --------           --------              -------                 -----
                                             $704,934           $290,294             $ 14,559                $ 0.56
                                             ========           ========              =======                 =====

---------------

(1) The Company repurchased 118,800 shares of its common stock in the fourth quarter of fiscal 1995. These repurchases resulted in a dilution of the quarterly weighted average shares outstanding and, as such, the sum of the quarterly earnings per share exceeds annual earnings per share by $0.01.

(2) Contains five weeks in fiscal 1996 versus four weeks in fiscal 1995.

(3) Includes gain on the distribution center settlement of $6,151,000 (see Item
    2. Properties-Corporate Offices and Warehouse Facilities).

(4) Includes a $35,000,000 markdown reserve (see Item 7. Results of Operations -- Fiscal 1995 Compared to Fiscal 1994).

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

(a)(3) EXHIBITS. The following documents are exhibits to this Annual Report on Form 10-K.

        NUMBER                                           DESCRIPTION
        ------     ---------------------------------------------------------------------------------------
          3.1      Certificate of Incorporation of the Company, as amended, filed as Exhibit 6.1 to the
                   Company's Registration Statement on Form 8-A dated May 22, 1992 and incorporated herein by this reference.
          3.2      By-Laws of the Company, as amended, filed as Exhibit 6.2 to the Company's Registration
                   Statement on Form 8-A dated May 22, 1992 and incorporated herein by this reference.
         10.1      Incentive Stock Option Plan filed as Exhibit A to the Company's definitive Proxy
                   Statement for 1982 and incorporated herein by this reference.
         10.2      Amendment to Incentive Stock Option Plan filed as Exhibit 10.2 to the Company's Annual
                   Report on Form 10-K for the fiscal year ended February 2, 1992 and incorporated herein by this reference.
         10.3      Common Stock Incentive Plan filed as Appendix C to the Company's definitive Proxy
                   Statement for 1979 and incorporated herein by this reference.
         10.4      Amendment to the Common Stock Incentive Plan filed as Exhibit 10.3(3) to the Company's
                   Annual Report on Form 10-K for fiscal year ended December 31, 1982 and incorporated herein by this reference.
         10.5      Amendment to the Common Stock Incentive Plan filed as Exhibit 10.5 to the Company's
                   Annual Report on Form 10-K for the fiscal year ended February 2, 1992 and incorporated herein by this reference.
         10.6      Form of Non-Qualified Stock Option Agreement dated December 26, 1985 filed as Exhibit
                   10.3(3) to the Company's Annual Report on Form 10-K for fiscal year ended December 31,
                   1985 and incorporated herein by this reference.
         10.7      Form of Amended Stock Option Agreement used in connection with the Incentive Stock
                   Option Plan filed as Exhibit 10.6(1) to the Company's Annual Report on Form 10-K for
                   fiscal year ended December 31, 1989 and transition period ended January 28, 1990 and incorporated herein by this reference.
         10.8      Form of Restricted Stock Agreement used in connection with the Incentive Stock Option
                   Plan filed as Exhibit 10.6(2) to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1989 and transition period ended January 28, 1990 and incorporated herein by this reference.
         10.9      1990 Employee Stock Incentive Plan filed as Annex B to the Company's definitive Proxy
                   Statement for the 1990 Annual Meeting of Stockholders and incorporated herein by this reference.
        10.10      Amendments No. 1 and No. 2 to 1990 Employee Stock Incentive Plan filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1992 and incorporated herein by this reference.
        10.11      Form of Stock Option Agreement used in connection with the 1990 Employee Stock
                   Incentive Plan for options subject to staggered vesting filed as Exhibit 10.8 to the
                   Company's Annual Report on Form 10-K for fiscal year ended February 3, 1991 and incorporated herein by this reference.
        10.12      Form of Stock Option Agreement used in connection with the 1990 Employee Stock
                   Incentive Plan for immediately exercisable options filed as Exhibit 10.9 to the
                   Company's Annual Report on Form 10-K for fiscal year ended February 3, 1991 and incorporated herein by this reference.
        10.13      Form of Restricted Stock Agreement used in connection with the 1990 Employee Stock
                   Incentive Plan filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for
                   fiscal year ended February 3, 1991 and incorporated herein by this reference.
        10.14      Amendment No. 2 to Stock Option Plan for Non-Employee Directors.
        10.15      Stock Option Plan for Non-Employee Directors filed as Annex B to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held in 1992 and incorporated herein by this reference.
        10.16      Employment Agreement dated as of July 18, 1996 between the Company and Neil T.
                   Watanabe.
        10.17      Employment Agreement dated as of December 11, 1996 between the Company and Frank C.
                   Bianchi.
        10.18      Employment Agreement dated as of December 11, 1996 between the Company and Michael
                   Dobbs.
        10.19      Employment Agreement dated as of March 15, 1995 between the Company and Mark J. Miller filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996 and incorporated herein by this reference.

        NUMBER                                           DESCRIPTION
        ------     ---------------------------------------------------------------------------------------
        10.20      Employment Agreement dated as of July 17, 1995 between the Company and Earl C.
                   Bonnecaze filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the
                   fiscal year ended January 28, 1996 and incorporated herein by this reference.
        10.21      Amended and Restated Employment Agreement dated as of March 12, 1997 by and between the
                   Company and Philip L. Carter.
        10.22      Lease dated August 1, 1988 between the Company, the City of New Orleans, State of
                   Louisiana Inc., and the City of New Orleans, Louisiana Industrial Development Board re
                   New Orleans Distribution Center filed as Exhibit 10.5(1) to the Company's Annual Report on Form 10-K for fiscal year ended January 1, 1989 and incorporated herein by this reference.
        10.23      Long Term Cash Incentive Plan dated as of January 13, 1997.
        10.24      First Amendment to Second Amended and Restated Credit Agreement dated as of April 22,
                   1997 among the Company, its subsidiaries, the lenders listed therein, and Bank of
                   America National Trust and Savings Association, as Administrative Agent.
        10.25      Amendment No. 3 to 1990 Employee Stock Incentive Plan filed as Exhibit 10.34 to the
                   Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996 and incorporated herein by this reference.
        10.26      Lease dated as of September 25, 1993 between TriNet Essential Facilities X, Inc. and
                   West Coast Liquidators, Inc. filed as Exhibit 10.27 to the Company's Annual Report on
                   Form 10-K for the fiscal year ended January 30, 1994 and incorporated herein by this reference.
        10.27      Settlement Agreement dated August 9, 1990 among the Company, Batchelder Co., DHB
                   Partners, L.P., David H. Batchelder, Batchelder & Partners, Inc. and Girard Partners,
                   L.P. filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1991 and incorporated herein by this reference.
        10.28      Master Lease dated December 27, 1991 between the Company and Comdisco, Inc. filed as
                   Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended
                   February 2, 1992 and incorporated herein by this reference.
        10.29      Mac Frugal's Bargains - Close-outs Inc. Savings and Retirement Plan dated as of January
                   1, 1995 filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the
                   fiscal year ended January 29, 1995 and incorporated herein by this reference.
        10.30      Form of Stock Option Agreement used in connection with grants on December 11, 1996 and
                   January 1, 1997 to non-employee members of the Board of Directors.
        10.31      Second Amended and Restated Reducing Revolving Credit Agreement dated as of December
                   16, 1996 among the Company, its subsidiaries, the lenders listed therein, and Bank of
                   America National Trust and Savings Association, as Administrative Agent.
        10.32      Amendment No. 1 to Stock Option Plan for Non-Employee Directors filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996 and incorporated herein by this reference.
        22.1       Subsidiaries of Company.
        24.1       Consent of Independent Auditors.
        27         Financial Data Schedule.

(b) The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended February 2, 1997.

(c) Copies of Exhibits 10.14, 10.16, 10.17, 10.18, 10.21, 10.23, 10.24, 10.30,
    10.31, 22.1, 24.1 and 27 are attached hereto. Reference is made to the
    Exhibit Index for an indication of the availability of other exhibits identified at Item 14(a)(3) above.

(d) Not applicable.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 1997

                    MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC.

By:               /s/  Neil T. Watanabe                 By:               /s/  Philip L. Carter
     ------------------------------------------------        ------------------------------------------------
                     Neil T. Watanabe                                        Philip L. Carter
        Senior Vice President and Chief Financial                 President and Chief Executive Officer
                         Officer                                      (Principal Executive Officer)
       (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant and in the capacities and on the date indicated.

                   SIGNATURE                                         TITLE                           DATE
-----------------------------------------------   -------------------------------------------   ---------------


             /s/ PHILIP L. CARTER                    President and Chief Executive Officer          May 1, 1997
-----------------------------------------------          (Principal Executive Officer)
               Philip L. Carter

            /s/ DAVID H. BATCHELDER                          Chairman of the Board                  May 1, 1997
-----------------------------------------------
              David H. Batchelder

              /s/ PETER C. COOPER                                  Director                         May 1, 1997
-----------------------------------------------
                Peter C. Cooper

               /s/ I. T. CORLEY                                    Director                         May 1, 1997
-----------------------------------------------
                 I. T. Corley

               /s/ ANTHONY LUISO                                   Director                         May 1, 1997
-----------------------------------------------
                 Anthony Luiso

              /s/ MARK J. MILLER                                   Director                         May 1, 1997
-----------------------------------------------
                Mark J. Miller

           /s/ JAMES J. ZEHENTBAUER                                Director                         May 1, 1997
-----------------------------------------------
             James J. Zehentbauer

                    MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES*

                                                                                                      PAGE
                                                                                                      -----
Independent Auditors' Report........................................................................    F-2
Consolidated balance sheets -- February 2, 1997, and January 28, 1996...............................    F-3
Consolidated statements of earnings -- years ended February 2, 1997, January 28, 1996 and January
  29, 1995..........................................................................................    F-4
Consolidated statements of stockholders' equity -- years ended February 2, 1997, January 28, 1996
  and January 29, 1995..............................................................................    F-5
Consolidated statements of cash flows -- years ended February 2, 1997, January 28, 1996 and January
  29, 1995..........................................................................................    F-6
Notes to consolidated financial statements..........................................................    F-7
Schedule II -- Valuation and Qualifying Accounts....................................................   F-15

---------------

* Schedules other than those listed above have been omitted because they are not applicable or because the required information is shown in the consolidated financial statements or notes to consolidated financial statements.

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of
Mac Frugal's Bargains - Close-outs Inc.
Dominguez, California

        We have audited the accompanying consolidated balance sheets of Mac Frugal's Bargains - Close-outs Inc. and subsidiaries as of February 2, 1997 and January 28, 1996 and the related consolidated statements of earnings, stockholders' equity, and cash flows for the years ended February 2, 1997, January 28, 1996 and January 29, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mac Frugal's Bargains - Close-outs Inc. and subsidiaries at February 2, 1997 and January 28, 1996 and the results of their operations and their cash flows for the years ended February 2, 1997, January 28, 1996 and January 29, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Los Angeles, California
March 12, 1997

            MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT PAR VALUE)

                                     ASSETS

                                                                               FEBRUARY 2,         JANUARY 28,
                                                                                  1997                1996
                                                                               -----------         -----------
Current Assets:
  Cash and cash equivalents..................................................   $   9,639           $   7,285
  Merchandise inventories (Notes 3 and 9)....................................     182,275             200,616
  Deferred income taxes (Note 5).............................................       8,800              13,003
  Other current assets.......................................................       9,284               9,965
                                                                                ---------           ---------
          Total current assets...............................................     209,998             230,869
Property, Equipment and Improvements (Notes 9):
  Land.......................................................................      35,224              35,195
  Building and improvements..................................................      85,397              84,054
  Automobiles and trucks.....................................................       3,003               3,040
  Furniture, fixtures and equipment..........................................      96,119              99,966
  Leasehold improvements.....................................................      85,533              84,127
  Construction in progress...................................................         912                 635
                                                                                ---------           ---------
                                                                                  306,188             307,017
  Less: Accumulated depreciation and amortization............................    (132,693)           (121,106)
                                                                                ---------           ---------
                                                                                  173,495             185,911
Deferred Income Taxes (Note 5)...............................................          --                 604
Other Assets.................................................................       1,503               1,688
                                                                                ---------           ---------
          Total Assets.......................................................   $ 384,996           $ 419,072
                                                                                =========           =========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Checks outstanding.........................................................   $  21,369           $  16,704
  Current portion of long-term debt (Note 2).................................       3,172                  69
  Accounts payable...........................................................      18,929              16,602
  Accrued expenses (Note 4)..................................................      56,306              38,784
  Income taxes payable (Note 5)..............................................      13,408               4,664
  Sales tax payable..........................................................       3,793               9,527
                                                                                ---------           ---------
          Total current liabilities..........................................     116,977              86,350
Long-Term Debt (Note 2)......................................................       3,757              96,435
Deferred Income Taxes (Note 5)...............................................      12,233               5,888
Commitments (Notes 2, 7 and 8)
Stockholders' Equity (Notes 2 and 6):
  Preferred stock, $1 par value; authorized, 500 shares;
     issued, none
  Common stock, $.02778 par value; authorized, 100,000 shares; issued 26,262
     shares (1997) and 25,582 shares (1996)..................................         729                 711
  Additional paid-in capital.................................................       9,606                 512
  Retained earnings..........................................................     273,898             230,749
                                                                                ---------           ---------
                                                                                  284,233             231,972
  Less: Treasury stock, at cost, 1,589 shares (1997) and 119 shares (1996)...     (32,204)             (1,573)
                                                                                ---------           ---------
          Total Stockholders' Equity.........................................     252,029             230,399
                                                                                ---------           ---------
               Total Liabilities and Stockholders' Equity....................   $ 384,996           $ 419,072
                                                                                =========           =========

See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                      YEAR ENDED
                                                                  ---------------------------------------------------
                                                                  FEBRUARY 2,         JANUARY 28,         JANUARY 29,
                                                                     1997                1996                1995
                                                                  -----------         -----------         -----------
Net Sales.......................................................   $ 772,648           $ 704,934           $ 682,083
Cost of Sales (Note 3)..........................................     438,302             414,640             358,338
                                                                    --------            --------            --------
Gross Profit....................................................     334,346             290,294             323,745
                                                                    --------            --------            --------
Expenses:
  Store expenses................................................     208,920             197,270             191,496
  Warehouse and administrative expenses.........................      55,751              57,157              61,604
  Gain on distribution center settlement (Note 9)...............      (6,151)                 --                  --
                                                                    --------            --------            --------
          Total Expenses........................................     258,520             254,427             253,100
                                                                    --------            --------            --------
Operating Income................................................      75,826              35,867              70,645
Interest Expense, net (Note 2)..................................       6,232              12,385               6,373
                                                                    --------            --------            --------
Earnings Before Income Taxes....................................      69,594              23,482              64,272
Income Taxes (Note 5)...........................................      26,445               8,923              25,388
                                                                    --------            --------            --------
Net Earnings....................................................   $  43,149           $  14,559           $  38,884
                                                                    ========            ========            ========
Average Shares Outstanding......................................      25,915              25,782              28,353
                                                                    ========            ========            ========
Net Earnings Per Common Share...................................   $    1.67           $    0.56           $    1.37
                                                                    ========            ========            ========
Dividends Per Common Share......................................        None                None                None

See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                 COMMON STOCK       ADDITIONAL                    TREASURY STOCK
                                               ----------------      PAID-IN       RETAINED     -------------------
                                               SHARES     AMOUNT     CAPITAL       EARNINGS     SHARES      AMOUNT       TOTAL
                                               ------     -----     ----------     --------     ------     --------     --------
BALANCE, January 30, 1994....................  29,727     $ 825      $  1,319      $256,033         55     $   (827)    $257,350
Exercise of stock options....................     127         4         1,510            --         --           --        1,514
Non-cash compensation expense................      --        --            75            --         --           --           75
Purchase of Treasury stock, at cost..........      --        --            --            --      4,258      (81,254)     (81,254)
Tax benefit from disqualifying dispositions
  of stock options (Note 6)..................      --        --           312            --         --           --          312
Net earnings for the year....................      --        --            --        38,884         --           --       38,884
                                               ------     -----       -------      --------     ------     --------     --------
BALANCE, January 29, 1995....................  29,854       829         3,216       294,917      4,313      (82,081)     216,881
Exercise of stock options....................      41         1           431            --         --           --          432
Non-cash compensation expense................      --        --            86            --         --           --           86
Treasury stock retired.......................  (4,313)     (119)       (3,235)      (78,727)    (4,313)      82,081           --
Purchase of Treasury stock, at cost..........      --        --            --            --        119       (1,573)      (1,573)
Tax benefit from disqualifying dispositions
  of stock options (Note 6)..................      --        --            14            --         --           --           14
Net earnings for the year....................      --        --            --        14,559         --           --       14,559
                                               ------     -----       -------      --------     ------     --------     --------
BALANCE, January 28, 1996....................  25,582       711           512       230,749        119       (1,573)     230,399
Exercise of stock options....................     680        18         8,222            --         --           --        8,240
Non-cash compensation expense................      --        --            81            --         --           --           81
Purchase of Treasury stock, at cost..........      --        --            --            --      1,470      (30,631)     (30,631)
Tax benefit from disqualifying dispositions
  of stock options (Note 6)..................      --        --           791            --         --           --          791
Net earnings for the year....................      --        --            --        43,149         --           --       43,149
                                               ------     -----       -------      --------     ------     --------     --------
BALANCE, February 2, 1997....................  26,262     $ 729      $  9,606      $273,898      1,589     $(32,204)    $252,029
                                               ======     =====       =======      ========     ======     ========     ========

See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                     YEAR ENDED
                                                                 ---------------------------------------------------
                                                                 FEBRUARY 2,         JANUARY 28,         JANUARY 29,
                                                                    1997                1996                1995
                                                                 -----------         -----------         -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
  Cash received from customers.................................   $  772,648          $  704,934          $  682,083
  Cash paid to suppliers and employees.........................     (640,675)           (653,184)           (594,293)
  Income taxes paid............................................       (5,758)            (23,318)            (13,709)
  Interest paid (net of amount capitalized)....................       (7,319)            (12,369)             (6,579)
  Interest received............................................          662                 149                 621
                                                                  ----------          ----------          ----------
     Net cash provided by operating activities.................      119,558              16,212              68,123
                                                                  ----------          ----------          ----------
Cash flows from investing activities:
  Capital expenditures.........................................      (11,170)            (26,117)            (40,814)
  Fire-related disposals (net) (Note 9)........................        4,028                  --                  --
  Proceeds from sale of fixed assets...........................        1,904                 207                 473
                                                                  ----------          ----------          ----------
     Net cash used in investing activities.....................       (5,238)            (25,910)            (40,341)
                                                                  ----------          ----------          ----------
Cash flow from financing activities:
  Borrowings under line of credit agreements and long-term           785,900             928,200             545,800
     debt......................................................
  Repayments under line of credit agreements and long-term          (876,813)           (917,963)           (500,296)
     debt......................................................
  Repurchase of Treasury stock.................................      (30,631)             (1,573)            (81,254)
  Proceeds from exercise of stock options......................        8,240                 432               1,514
  Other, net...................................................        1,338               1,213                 683
                                                                  ----------          ----------          ----------
     Net cash (used in) provided by financing activities.......     (111,966)             10,309             (33,553)
                                                                  ----------          ----------          ----------
     Increase (decrease) in cash and cash equivalents..........        2,354                 611              (5,771)
Cash and cash equivalents, beginning of period.................        7,285               6,674              12,445
                                                                  ----------          ----------          ----------
Cash and cash equivalents, end of period.......................   $    9,639          $    7,285          $    6,674
                                                                  ==========          ==========          ==========

                                                                                     YEAR ENDED
                                                                 ---------------------------------------------------
                                                                 FEBRUARY 2,         JANUARY 28,         JANUARY 29,
                                                                    1997                1996                1995
                                                                 -----------         -----------         -----------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
Net income.....................................................   $   43,149          $   14,559          $   38,884
                                                                  ----------          ----------          ----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization................................       18,256              18,215              16,000
  (Increase) decrease in net deferred income taxes.............       11,152              (6,919)             (1,715)
  Tax benefit from disqualifying dispositions of stock options           791                  14                 312
     (Note 6)..................................................
  (Gain) loss on sale of fixed assets..........................         (602)                  4                 (58)
  Non-cash compensation expense................................           81                  86                  75
  Changes in assets and liabilities:
     Decrease (increase) in merchandise inventories............       18,341             (18,514)               (347)
     Decrease in other assets..................................          866               1,570               1,882
     Increase in checks outstanding, accounts payable, accrued        18,780              14,687                 936
       expenses and sales tax payable..........................
     Increase (decrease) in income taxes payable...............        8,744              (7,490)             12,154
                                                                  ----------          ----------          ----------
                                                                      76,409               1,653              29,239
                                                                  ----------          ----------          ----------
                                                                  $  119,558          $   16,212          $   68,123
                                                                  ==========          ==========          ==========

See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      YEARS ENDED FEBRUARY 2, 1997, JANUARY 28, 1996 AND JANUARY 29, 1995

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Consolidation

        Mac Frugal's Bargains - Close-outs Inc. (formerly Pic 'N' Save Corporation) and its wholly owned subsidiaries (the "Company") operate a chain of 319 retail stores which offer a broad range of new close-out merchandise on a self-service, cash-and-carry basis.

        The consolidated financial statements include the accounts of Mac Frugal's Bargains - Close-outs Inc. and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated.

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

  Fiscal Year

        The Company's fiscal year is the fifty-two or fifty-three week period ending on the Sunday nearest January 31. Fiscal year 1996 represents the fifty three weeks ended February 2, 1997, while fiscal years 1995 and 1994 both contain fifty two weeks.

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

  Deferred Expenses

        The Company capitalizes direct incremental costs associated with opening new stores and amortizes these costs, from the date the store opens, over six months.

  Property, Equipment and Improvements

        Property, equipment and improvements are recorded at cost. Depreciation and amortization are provided for by the straight-line method over the estimated useful lives of the property.

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

            MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC. AND SUBSIDIARIES

      YEARS ENDED FEBRUARY 2, 1997, JANUARY 28, 1996 AND JANUARY 29, 1995

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

  Impairment of Long-Lived Assets

        During fiscal 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. The adoption had no effect on the Company's financial position or operating results.

  Stock Incentive Plans

        During fiscal 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages but does not require companies to record compensation cost for stock-based compensation at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. SFAS No. 123 requires that companies electing to continue using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied (see Note
6). Since the Company continues to account for stock-based compensation using the intrinsic value method, SFAS No. 123 will not have an impact on the Company's results of operations or financial position.

  Earnings per Common Share

        Earnings per Common Share are based on the weighted average number of Common shares and Common Stock equivalents (stock options) outstanding.

  Reclassifications

        Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE 2 -- LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                   FEBRUARY 2, 1997         JANUARY 28, 1996
                                                                   ----------------         ----------------
        Revolving note payable, under a line of credit
          agreement bearing interest at the bank's prime rate
          or LIBOR plus  5/8%, or other negotiated rates, all
          at the Company's option. Final maturity is April 30,
          2000.................................................        $     --                 $ 75,000
        Other revolving notes payable, under various lines of
          credit agreements at negotiated rates................              --                   15,800
        Industrial Development Revenue Bonds with interest
          payable quarterly based on the current prime rate,
          next redeemable August 1998, due August 2028.........           2,000                    2,000
        Non interest-bearing construction loan, due in
          quarterly installments beginning May 1, 1991 through
          May 1, 2006, net of discount based on imputed
          interest rate of 10% ($628 in fiscal 1996, $715 in
          fiscal 1995).........................................           1,172                    1,285
        Other, primarily deferred rent.........................           3,757                    2,419
                                                                        -------                  -------
                                                                          6,929                   96,504
        Less current portion of long-term debt.................          (3,172)                     (69)
                                                                        -------                  -------
        Long-term debt.........................................        $  3,757                 $ 96,435
                                                                        =======                  =======

            MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC. AND SUBSIDIARIES

      YEARS ENDED FEBRUARY 2, 1997, JANUARY 28, 1996 AND JANUARY 29, 1995

The aggregate maturities of long-term debt for the years subsequent to February 2, 1997 are as follows (in thousands):

                1997...............................................................  $3,172
                1998...............................................................      --
                1999...............................................................      --
                2000...............................................................      --
                2001...............................................................      --
                Thereafter.........................................................   3,757
                                                                                     ------
                                                                                     $6,929
                                                                                     ======

        During fiscal 1996, the Company had available from a syndicate of banks an annually renewable unsecured revolving line of credit (the "Revolver") in the amount of $200,000,000 for seasonal working capital needs with a $50,000,000 sublimit for commercial and standby letters of credit with a maturity date of August 10, 1998. In December 1996, the Company amended the Revolver to reduce the available commitment to $175,000,000 (with a further reduction to $150,000,000 on January 31, 1999), extend the maturity date to April 30, 2000 and modify interest rates and other certain terms.

        As of February 2, 1997, $156,497,000 was available for working capital requirements, including $31,497,000 for letters of credit. The Revolver bears interest at the agent bank's prime rate, which at February 2, 1997 was 8.25% or LIBOR plus 5/8%, which at February 2, 1997 was 6.19%, or other negotiated rates, all at the Company's option. The Revolver contains certain restrictive covenants requiring the Company to maintain certain financial ratios and limiting the payment of dividends to an amount based on a formula. The Company had outstanding borrowings of $0 and $75,000,000 at February 2, 1997 and January 28, 1996, respectively, under the Revolver. At February 2, 1997, $37,651,000 of retained earnings was unrestricted as to the declaration of cash dividends and the acquisition of Common Stock by the Company. Commitments under outstanding letters of credit amounted to $18,503,000 and $18,306,000 at February 2, 1997 and January 28, 1996, respectively.

        At the end of fiscal 1996, the Company had in place $40,000,000 of unsecured revolving credit facilities with three individual banks (the "Other Credit Facilities"). The banks providing the Other Credit Facilities are not obligated to advance funds when requested by the Company. At February 2, 1997 and January 28, 1996, $0 and $15,800,000, respectively, were outstanding under these credit facilities. Interest rates under these credit facilities fluctuate based on general market conditions and ranged between 5.20% and 6.48% for borrowings throughout the year. The weighted average interest rate for both the Revolver and the Other Credit Facilities during fiscal 1996 was 6.09%.

        In connection with the Company's exercise of its right to purchase the land and land improvements from the City of New Orleans (see Note 9), the related loan balances under the Industrial Development Revenue Bonds and the non interest-bearing construction loan became due upon exercise of such right by the Company. As such, the Company has classified the related debt outstanding of $3,172,000 at February 2, 1997 as currently payable.

        To hedge against fluctuations in interest rates on the Revolver, the Company entered into an interest rate swap agreement with a major United States bank for $40,000,000. According to the swap agreement, which expires in July 1998, the Company pays interest based upon fixed interest payments of 5.915% and receives interest based upon a variable three-month LIBOR rate. The Company monitors its position with the financial institution which is the counterparty to this financial instrument and does not anticipate non-performance by this counterparty. The impact of interest rate risk management activities on income in fiscal 1996 and 1995 and the amount of deferred gains and losses from interest rate risk management transactions at February 2, 1997 were not material. Additionally, during fiscal 1996, the Company repaid the underlying debt of the interest rate swap agreement resulting in an unmatched swap agreement. As the swap is not matched to specific liabilities or anticipated transactions, the swap is marked-to-market as of February 2, 1997. The resulting unrealized gain was not material.

        Net interest expense on bank borrowings and long-term debt is summarized as follows (in thousands):

                                                                                   YEAR ENDED
                                                                 -----------------------------------------------
                                                                 FEBRUARY 2,      JANUARY 28,       JANUARY 29,
                                                                    1997             1996              1995
                                                                 -----------     -------------     -------------
        Expense..............................................      $ 6,894         $  12,568          $ 6,997
        Income...............................................         (640)             (149)            (389)
        Capitalized Interest.................................          (22)              (34)            (235)
                                                                    ------           -------           ------
        Net Interest Expense.................................      $ 6,232         $  12,385          $ 6,373
                                                                    ======           =======           ======

            MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC. AND SUBSIDIARIES

      YEARS ENDED FEBRUARY 2, 1997, JANUARY 28, 1996 AND JANUARY 29, 1995

NOTE 3 -- MARKDOWN RESERVE

        In November 1995, the Company announced a change in its strategic direction. As part of the new strategy, the Company recognized a $35,000,000 pre-tax markdown reserve to reduce retail prices on merchandise in order to liquidate aged inventory. The Company utilized $15,400,000 of this markdown reserve in fiscal 1995 and the remaining $19,600,000 was utilized in fiscal 1996. At February 2, 1997, the Company established a $3,800,000 markdown reserve for old aged inventory and fire related purchases that are expected to be sold subsequent to the fiscal year end at prices below its current recorded carrying value.

NOTE 4 -- ACCRUED EXPENSES

        Accrued expenses are comprised of the following (in thousands):

                                                                              FEBRUARY 2,     JANUARY 28,
                                                                                 1997            1996
                                                                              -----------     -----------
        Insurance...........................................................    $17,459         $18,893
        Distribution center fire related expenses (Note 9)..................      7,850              --
        Salaries............................................................      5,845           3,184
        Profit sharing and 401(k)...........................................        911             622
        Percentage rent.....................................................        840             651
        Other expenses......................................................     23,401          15,434
                                                                                -------         -------
                                                                                $56,306         $38,784
                                                                                =======         =======

NOTE 5 -- INCOME TAXES

        The provision for income taxes includes the following (in thousands):

                                                                                  YEAR ENDED
                                                                  -------------------------------------------
                                                                  FEBRUARY 2,     JANUARY 28,     JANUARY 29,
                                                                     1997            1996            1995
                                                                  -----------     -----------     -----------
        Current:
          Federal...............................................    $12,879         $13,215         $22,673
          State.................................................      2,414           2,627           4,430
                                                                    -------         -------         -------
                                                                     15,293          15,842          27,103
        Deferred:
          Federal...............................................      9,114          (5,812)         (1,996)
          State.................................................      2,038          (1,107)            281
                                                                    -------         -------         -------
                                                                     11,152          (6,919)         (1,715)
                                                                    -------         -------         -------
                                                                    $26,445         $ 8,923         $25,388
                                                                    =======         =======         =======

        The Company's effective tax rate differs from the statutory federal income tax rate as follows:

                                                                                  YEAR ENDED
                                                                  -------------------------------------------
                                                                  FEBRUARY 2,     JANUARY 28,     JANUARY 29,
                                                                     1997            1996            1995
                                                                  -----------     -----------     -----------
        Statutory federal tax rate..............................      35.0%           35.0%           35.0%
        State income tax, net of federal benefit................       4.9             3.4             4.7
        Rate benefit from federal targeted jobs tax credit......        --            (1.6)           (0.8)
        Other, net..............................................      (1.9)            1.2             0.6
                                                                      ----            ----            ----
                                                                      38.0%           38.0%           39.5%
                                                                      ====            ====            ====

            MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC. AND SUBSIDIARIES

      YEARS ENDED FEBRUARY 2, 1997, JANUARY 28, 1996 AND JANUARY 29, 1995

        Significant components of the Company's net deferred income taxes are as follows (in thousands):

                                                                           FEBRUARY 2,     JANUARY 28,
                                                                              1997            1996
                                                                           -----------     -----------
        Deferred Income Tax Assets:
          Inventories....................................................   $   4,040       $  12,151
          Accrued Expenses...............................................       3,819              --
          State Franchise Taxes..........................................         465            (134)
          Insurance Reserves.............................................          --           1,094
          Deferred Expenses..............................................         727             870
        Other............................................................        (251)           (374)
                                                                             --------        --------
                                                                                8,800          13,607
                                                                             --------        --------
        Deferred Income Tax Liabilities:
          Excess of Tax Over Book Depreciation...........................     (13,108)        (14,069)
          Insurance Reserves.............................................       7,419           7,018
          Deferred Gain..................................................      (7,202)             --
          Other..........................................................         658           1,163
                                                                             --------        --------
                                                                              (12,233)         (5,888)
                                                                             --------        --------
        Net Deferred Income Tax (Liability) Asset........................   $  (3,433)      $   7,719
                                                                             ========        ========

        The Company provided no valuation allowance against the deferred income tax assets recorded as of February 2, 1997 and January 28, 1996 because it is more likely than not that the deferred income tax assets will be realized.

NOTE 6 -- STOCK INCENTIVE PLANS

        In 1990, the Company adopted a new stock incentive plan ("the Plan") to enable key employees to acquire shares of the Company's common stock. The Plan, as amended in fiscal 1993, replaced two previous plans ("the Old Plans") and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock. Up to 3,200,000 shares may be issued under the Plan. Although stock options and restricted stock granted under the Old Plans remain outstanding, no new options or restricted shares will be granted under the Old Plans. Under the terms of the Plan, incentive stock options may be granted at not less than 100% of fair market value at the date of grant (110% in the case of 10% stockholders) and non-qualified stock options may be granted at not less than par value (or, in the case of officers of the Company, not less than the greater of par value or 50% of fair market value on the date of grant).

        The Company also has a stock option plan for non-employee directors ("the Non-Employee Plan") to enable non-employee directors to acquire shares of the Company's Common Stock. As amended, the Non-Employee Plan provides for each non-employee director to receive a stock option for 2,250 shares upon his election and re-election at the Company's annual meeting of stockholders. The exercise price of each such option is the fair market value of the common stock on the date of grant. In addition, each non-employee director may elect, on the date of each annual meeting at which he is elected or re-elected subsequent to 1999, to receive his annual retainer in the form of a stock option to purchase a number of shares of the Common Stock determined by a formula. The expense to the Company associated with these grants is recognized ratably over the director's term. The Company has granted options to its non-employee directors to purchase 250,000 shares outside the Non-Employee Plan.

            MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC. AND SUBSIDIARIES

      YEARS ENDED FEBRUARY 2, 1997, JANUARY 28, 1996 AND JANUARY 29, 1995

        The status of the Company's options outstanding for the last three fiscal years is summarized below:

                                                                                STOCK OPTIONS
                                                                        -----------------------------
                                                                                         PER SHARE
                                                                         SHARES         PRICE RANGE
                                                                        ---------     ---------------
        Outstanding, January 30, 1994.................................  1,405,525     $ 6.63 - $23.00
        Granted.......................................................     39,856     $16.10 - $16.88
        Exercised.....................................................   (126,318)    $ 9.00 - $16.00
        Cancelled.....................................................   (103,142)    $10.50 - $22.13
                                                                        ---------      --------------
        Outstanding, January 29, 1995.................................  1,215,921     $ 6.63 - $23.00
        Granted.......................................................  1,054,130     $11.10 - $17.50
        Exercised.....................................................    (41,404)    $ 6.63 - $16.00
        Cancelled.....................................................   (139,511)    $10.50 - $22.13
                                                                        ---------      --------------
        Outstanding, January 28, 1996.................................  2,089,136     $ 6.63 - $23.00
        Granted.......................................................  1,332,730     $19.00 - $25.50
        Exercised.....................................................   (679,980)    $ 6.63 - $22.63
        Cancelled.....................................................   (186,039)    $11.63 - $16.63
                                                                        ---------      --------------
        Outstanding, February 2, 1997.................................  2,555,847     $ 8.38 - $25.50
                                                                        =========

        Options exercisable for shares at February 2, 1997............    690,566
                                                                        =========

        At February 2, 1997, there were 295,731 and 150,004 shares of the Company's Common Stock available for grant under the Plan and the Non-Employee Plan, respectively.

        Although most of the stock options granted under the Plans are intended to be incentive stock options, the Company will be entitled to a tax deduction for the excess (if any) of the aggregate market price over the aggregate exercise price at such time as non-qualified options are exercised. The recognition of such tax benefits, if any, is recorded directly to additional paid-in capital.

        A summary of the outstanding and exercisable options by price range as of February 2, 1997 is listed below:

                       OPTIONS OUTSTANDING
------------------------------------------------------------------       OPTIONS EXERCISABLE
                                        WEIGHTED                       ------------------------
                                         AVERAGE          WEIGHTED                     WEIGHTED
                                        REMAINING         AVERAGE                      AVERAGE
    RANGE OF          OPTIONS       CONTRACTUAL LIFE      EXERCISE       OPTIONS       EXERCISE
EXERCISE PRICES     OUTSTANDING        (IN YEARS)          PRICE       EXERCISABLE      PRICE
----------------    -----------     -----------------     --------     -----------     --------
$ 8.38 - $10.50         33,667             3.9             $ 8.92         33,667        $ 8.92
$10.60 - $14.25        526,171             8.0             $11.70        204,153        $11.72
$14.75 - $19.00        707,529             7.6             $15.90        423,746        $15.58
$19.13 - $23.00         78,480             7.8             $21.75         29,000        $22.16
$23.63 - $25.50      1,210,000             9.9             $25.34             --        $   --
                     ---------             ---             ------        -------        ------
                     2,555,847             8.7             $19.59        690,566        $14.39
                     =========             ===             ======        =======        ======

        The estimated weighted average fair value of options granted during fiscal 1996 was $24.96. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recorded for its stock option plans. Had compensation expense been determined based on the fair market value at the grant dates for awards under the Plans consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                              FEBRUARY 2,     JANUARY 28,
                                                                                 1997            1996
                                                                              -----------     -----------
        Net Income
          As reported.......................................................    $43,149         $14,559
          Pro Forma.........................................................    $42,807         $13,945
        Earnings Per Share
          As reported.......................................................    $  1.67         $  0.56
          Pro Forma.........................................................    $  1.63         $  0.54

            MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC. AND SUBSIDIARIES

      YEARS ENDED FEBRUARY 2, 1997, JANUARY 28, 1996 AND JANUARY 29, 1995

        The fair value of each option granted during fiscal 1996 was estimated on the date of the grant using the Black-Scholes options pricing model with the following assumptions: risk-free interest rate of 6.5%; expected dividend yield of 0%; expected life of 5 years for options; and expected stock price volatility of 35.65%.

NOTE 7 -- DEFINED CONTRIBUTION PLANS

        The Company has a profit sharing plan covering substantially all employees with more than one year of service. Under this plan, the Company contributed a portion of earnings based on a formula. Effective January 1, 1995, the Company amended and restated this plan to include a 401(k) employee deferral and Company matching feature. The Company's match is determined each year by the Board of Directors. Profit Sharing and 401(k) expenses for the plan for the years ended February 2, 1997, January 28, 1996 and January 29, 1995 were $911,000, $515,000 and $1,050,000, respectively.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

        The Company has leases outstanding for retail store and warehouse locations with varying initial expiration dates through 2020; most leases include options to renew and many have rent escalations. The Company may also be required to pay insurance, taxes and/or additional rents based on a percentage of sales. Total rental expense was as follows (in thousands):

                                                                              YEAR ENDED
                                                          ---------------------------------------------------
                                                          FEBRUARY 2,         JANUARY 28,         JANUARY 29,
                                                             1997                1996                1995
                                                          -----------         -----------         -----------
        Base rental expense.............................    $41,207             $39,735             $34,858
        Contingent rental expense.......................        637                 627                 416
                                                            -------             -------             -------
                                                            $41,844             $40,362             $35,274
                                                            =======             =======             =======

        Aggregate minimum rental commitments under all leases and aggregate minimum rental income from sublease tenants of leased buildings under all non-cancelable leases in effect as of February 2, 1997 were as follows (in thousands):

                            FISCAL YEAR                      EXPENSE          INCOME            NET
        ---------------------------------------------------  --------         -------         --------
        1997...............................................  $ 37,568         $ 2,408         $ 35,160
        1998...............................................    37,093           1,644           35,449
        1999...............................................    35,625           1,485           34,140
        2000...............................................    33,556           1,251           32,305
        2001...............................................    32,395           1,065           31,330
        Thereafter.........................................   188,647           4,507          184,140
                                                             --------         -------         --------
                                                             $364,884         $12,360         $352,524
                                                             ========         =======         ========

        At February 2, 1997, the Company had a commitment to purchase the land to its former leased New Orleans distribution center for approximately $1,900,000 from the City of New Orleans. Management anticipates that such purchase will be consummated during fiscal 1997.

        The Company is a defendant in certain legal actions. While management and legal counsel are presently unable to predict the outcome or to estimate the amount of any liability the Company may have with respect to these lawsuits, it is not expected that these matters will have a material adverse effect on the Company.

            MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC. AND SUBSIDIARIES

      YEARS ENDED FEBRUARY 2, 1997, JANUARY 28, 1996 AND JANUARY 29, 1995

NOTE 9 -- DISTRIBUTION CENTER SETTLEMENT

        On March 21, 1996, the New Orleans distribution center and its contents were destroyed by fire. The Company's lease of this facility, with an unrelated third party, required the Company to maintain certain property insurance coverage and obligated the Company to rebuild the facility in the event of destruction. During fiscal 1996, the Company reached an agreement with its landlord whereby the Company was relieved of its obligation to rebuild and any other obligations in exchange for $30,000,000.

        Pursuant to the ground lease agreement between the Company and the City of New Orleans, the Company has the right to purchase the land and related land improvements for approximately $1,900,000 and $1,000,000, respectively, as of February 2, 1997. During fiscal 1996, the Company exercised this right. The land improvements were originally paid for by the City of New Orleans and consist of site access and other civic improvements. At February 2, 1997, the Company has recorded within accrued expenses the obligation to reimburse the City of New Orleans for such improvements. The land purchase remains as a commitment at February 2, 1997 (see Note 8). The Company intends to hold this land for resale, but future circumstances may alter the Company's intentions. In connection with the land purchase, the Company has recorded $3,400,000 within accrued expenses to cover demolition costs to restore the land to its original state. Additionally, certain long-term debt financed through the City of New Orleans contains acceleration clauses that require the repayment of such amounts upon demand by the City of New Orleans (see Note 2).

        By December 12, 1996, the Company reached comprehensive settlements with all of its commercial property insurance carriers. Pursuant to these settlements and the Company's salvage efforts, the Company received a total of $90,500,000 for all physical property losses and certain incremental costs associated with the replenishment of the destroyed merchandise inventories and operating from one distribution center. The following summarizes the significant components of the net gain recognized:

        Insurance Proceeds..........................................................    $90,500,000
                                                                                        -----------
        Less expenses/losses:
          Landlord lease settlement.................................................     30,000,000
          Inventories and supplies destroyed........................................     29,463,000
          Fire related inventory markdowns..........................................      5,873,000
          Demolition and purchase of land improvements..............................      4,400,000
          Incremental freight costs.................................................      4,264,000
          Property, equipment and improvements destroyed............................      4,057,000
          Landlord lease payments up to settlement date.............................      1,821,000
          Incremental labor costs up to settlement date.............................      1,620,000
          Taxes and interest........................................................      1,091,000
          Miscellaneous other expenses..............................................      1,760,000
                                                                                        -----------
          Total expenses/losses.....................................................    $84,349,000
                                                                                        -----------
          Net gain on distribution center settlement................................    $ 6,151,000
                                                                                        ===========

        At February 2, 1997, a total of $7,850,000 of the expenses recognized above remains unpaid and has been recorded within accrued expenses in the accompanying consolidated balance sheet (see Note 4).

            MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)

                                                                            ADDITIONS
                                                                    -------------------------
                                                     BALANCE AT     CHARGED TO     CHARGED TO                    BALANCE AT
                                                     BEGINNING      COSTS AND        OTHER                         END OF
                    DESCRIPTION                      OF PERIOD       EXPENSES       ACCOUNTS      DEDUCTIONS       PERIOD
---------------------------------------------------  ----------     ----------     ----------     ----------     ----------
Fiscal year ended February 2, 1997:
  Inventory valuation allowance(2).................   $ 19,600       $  3,800         $ --         $ 19,600       $  3,800
Fiscal year ended January 28, 1996:
  Inventory valuation allowance(1).................   $     --       $ 35,000         $ --         $ 15,400       $ 19,600
Fiscal year ended January 29, 1995:
  Inventory valuation allowance....................   $     --       $     --         $ --         $     --       $     --

---------------
(1) Consists of reserve for markdowns of aged goods.

(2) Consists of reserve for markdowns of aged goods and fire related purchases.

                               INDEX TO EXHIBITS

                                 FILED WITH THE ANNUAL REPORT ON FORM 10-K FOR                          PAGE
  NUMBER                            THE FISCAL YEAR ENDED FEBRUARY 2, 1997                             NUMBER
  ------    ---------------------------------------------------------------------------------------    ------
   3.1      Certificate of Incorporation of the Company, as amended, filed as Exhibit 6.1 to the
            Company's Registration Statement on Form 8-A dated May 22, 1992........................      *
   3.2      By-Laws of the Company, as amended, filed as Exhibit 6.2 to the Company's Registration
            Statement on Form 8-A dated May 22, 1992...............................................      *
  10.1      Incentive Stock Option Plan filed as Exhibit A to the Company's definitive Proxy
            Statement for 1982.....................................................................      *
  10.2      Amendment to Incentive Stock Option Plan filed as Exhibit 10.2 to the Company's Annual
            Report on Form 10-K for the year ended February 2, 1992................................      *
  10.3      Common Stock Incentive Plan filed as Appendix C to the Company's definitive Proxy
            Statement for 1979.....................................................................      *
  10.4      Amendment to the Common Stock Incentive Plan filed as Exhibit 10.3(3) to the Company's
            Annual Report on Form 10-K for the fiscal year ended December 31, 1982.................      *
  10.5      Amendment to the Common Stock Incentive Plan filed as Exhibit 10.5 to the Company's
            Annual Report on Form 10-K for the fiscal year ended February 2, 1992..................      *
  10.6      Non-Qualified Stock Option Agreement dated December 26, 1985 filed as Exhibit 10.3(3)
            to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
            1985...................................................................................      *
  10.7      Form of Amended Stock Option Agreement used in connection with the Incentive Stock
            Option Plan filed as Exhibit 10.6(1) to the Company's Annual Report on Form 10-K for
            the fiscal year ended December 31, 1989 and transition period ended January 28, 1990...      *
  10.8      Form of Restricted Stock Agreement used in connection with the Incentive Stock Option
            Plan filed as Exhibit 10.6(2) to the Company's Annual Report on Form 10-K for the
            fiscal year ended December 31, 1989 and transition period ended January 28, 1990.......      *
  10.9      1990 Employee Stock Incentive Plan filed as Annex B to the Company's definitive Proxy
            Statement for the 1990 Annual Meeting of Stockholders..................................      *
  10.10     Amendments No. 1 and No. 2 to 1990 Employee Stock Incentive Plan filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2,
            1992...................................................................................      *
  10.11     Form of Stock Option Agreement used in connection with the 1990 Employee Stock
            Incentive Plan for options subject to staggered vesting filed as Exhibit 10.8 to the
            Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1991........      *
  10.12     Form of Stock Option Agreement used in connection with the 1990 Employee Stock
            Incentive Plan for immediately exercisable options filed as Exhibit 10.9 to the
            Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1991........      *
  10.13     Form of Restricted Stock Agreement used in connection with the 1990 Employee Stock
            Incentive Plan filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for
            the fiscal year ended February 3, 1991.................................................      *
  10.14     Amendment No. 2 to Stock Option Plan for Non-Employee Directors........................
  10.15     Stock Option Plan for Non-Employee Directors filed as Annex B to the Company's
            definitive Proxy Statement for the Annual Meeting of Stockholders held in 1992.........      *
  10.16     Employment Agreement dated as of July 18, 1996 between the Company and Neil T.
            Watanabe...............................................................................
  10.17     Employment Agreement dated as of December 11, 1996 between the Company and Frank C.
            Bianchi................................................................................
  10.18     Employment Agreement dated as of December 11, 1996 between the Company and Michael
            Dobbs..................................................................................
  10.19     Employment Agreement dated as of March 15, 1995 between the Company and Mark J. Miller filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year
            ended January 28, 1996.................................................................      *
  10.20     Employment Agreement dated as of July 17, 1995 between the Company and Earl C.
            Bonnecaze filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the
            fiscal year ended January 28, 1996.....................................................      *
  10.21     Amended and Restated Employment Agreement dated as of March 12, 1997 between the
            Company and Philip L. Carter...........................................................

                                 FILED WITH THE ANNUAL REPORT ON FORM 10-K FOR                          PAGE
  NUMBER                            THE FISCAL YEAR ENDED FEBRUARY 2, 1997                             NUMBER
  ------    ---------------------------------------------------------------------------------------    ------
  10.22     Lease dated August 1, 1988 between the Company, the City of New Orleans, State of
            Louisiana Inc., and the City of New Orleans, Louisiana Industrial Development Board re
            New Orleans Distribution Center filed as Exhibit 10.5(1) to the Company's Annual Report
            on Form 10-K for the fiscal year ended January 1, 1989.................................      *
  10.23     Long Term Cash Incentive Plan dated as of January 13, 1997.............................
  10.24     First Amendment to Second Amended and Restated Credit Agreement dated as of April 22,
            1997 among the Company, its subsidiaries, the lenders listed therein, and Bank of
            America National Trust and Savings Association, as Administrative Agent................
  10.25     Amendment No. 3 to 1990 Employee Stock Incentive Plan filed as Exhibit 10.34 to the
            Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996........      *
  10.26     Lease dated as of September 25, 1993 between TriNet Essential Facilities X, Inc. and
            West Coast Liquidators, Inc. filed as Exhibit 10.27 to the Company's Annual Report on
            Form 10-K for the fiscal year ended January 30, 1994...................................      *
  10.27     Settlement Agreement dated August 9, 1990 among the Company, Batchelder Co., DHB
            Partners, L.P., David H. Batchelder, Batchelder & Partners, Inc. and Girard Partners,
            L.P. filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal
            year ended February 3, 1991............................................................      *
  10.28     Master Lease dated December 27, 1991 between the Company and Comdisco, Inc. filed as
            Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended
            February 2, 1992.......................................................................      *
  10.29     MacFrugal's Bargains - Close-outs Inc. Savings and Retirement Plan dated as of January
            1, 1995, filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the
            fiscal year ended January 29, 1995.....................................................      *
  10.30     Form of Stock Option Agreement used in connection with grants on December 11, 1996 and
            January 1, 1997 to non-employee members of the Board of Directors......................
  10.31     Second Amended and Restated Reducing Revolving Credit Agreement dated as of December
            16, 1996 among the Company, its subsidiaries, the lenders listed therein, and Bank of
            America National Trust and Savings Association, as Administrative Agent................
  10.32     Amendment No. 1 to Stock Option Plan for Non-Employee Directors filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28,
            1996...................................................................................      *
  22.1      Subsidiaries of the Company............................................................
  24.1      Consent of Independent Auditors........................................................
  27        Financial Data Schedule................................................................

---------------

* By this reference incorporated herein and made a part hereof.