Form 10-Q
period 1997-05-04
MAC FRUGALS BARGAINS CLOSE OUTS INC
filed 1997-06-16
CIK 78384

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 4, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                          Commission File Number 0-6672

                     MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                    95-2745285
   ------------------------------        ---------------------------------------
  (State or other jurisdiction of        (I.R.S. employer identification number)
   incorporation or organization)


Mailing and
Street Address:   2430 East Del Amo Boulevard, Dominguez, California  90220-6306
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:               (310) 537-9220
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

[X]      Yes      [  ]      No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Shares Outstanding at June 1, 1997                            25,044,770
--------------------------------------------------------------------------------

            MAC FRUGAL'S BARGAINS -- CLOSE-OUTS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                     (Amounts in thousands except par value)

                                                      May 4,     February 2,
                                                       1997         1997
                                                    ---------    -----------
ASSETS

Current Assets :
     Cash and cash equivalents                      $  11,033    $   9,639
     Merchandise inventories                          188,456      182,275
     Deferred income tax asset                          8,800        8,800
     Other current assets                               8,013        9,284
                                                    ---------    ---------

          Total current assets                        216,302      209,998



Property, Equipment and Improvements :
     Land                                              35,224       35,224
     Buildings and improvements                        85,938       85,397
     Automobiles and trucks                             3,003        3,003
     Furniture, fixtures and equipment                 98,460       96,119
     Leasehold improvements                            86,060       85,533
     Construction in progress                             885          912
                                                    ---------    ---------

                                                      309,570      306,188
     Less: Accumulated depreciation
               and amortization                      (137,076)    (132,693)
                                                    ---------    ---------
                                                      172,494      173,495
                                                    ---------    ---------


Other Assets                                            1,494        1,503

                                                    ---------    ---------

          Total Assets                              $ 390,290    $ 384,996
                                                    =========    =========


    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities :
     Checks outstanding                             $  12,900    $  21,369
     Current portion of long-term debt                  3,122        3,172
     Accounts payable                                  25,678       18,929
     Accrued expenses                                  52,365       56,306
     Income taxes payable                               4,365       13,408
     Sales tax payable                                  6,939        3,793
                                                    ---------    ---------
          Total current liabilities                   105,369      116,977
                                                    ---------    ---------

Long-Term Debt                                         10,925        3,757
Deferred Income Taxes                                  12,233       12,233

Stockholders' Equity :
     Preferred stock, $1 par value;
        authorized, 500 shares; issued, none
     Common stock, $.02778 par value;
        authorized, 100,000 shares;
        issued 26,693 shares (May 4, 1997)
        and 26,262 shares (February 2, 1997)              741          729
     Additional paid-in capital                        15,522        9,606
     Retained earnings                                279,888      273,898
                                                    ---------    ---------
                                                      296,151      284,233
     Less:  Treasury stock, at cost, 1,676 shares
      (May 4,1997) and 1,589 shares ( February
      2,1997)                                         (34,388)     (32,204)
                                                    ---------    ---------
          Total Stockholders' Equity                  261,763      252,029
                                                    ---------    ---------
          Total Liabilities and Stockholders'
          Equity                                    $ 390,290    $ 384,996
                                                    =========    =========


--------------

See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                (Amounts in thousands except per share amounts)

                           For the three months ended
                           --------------------------

                                May 4,     April 28,
                                 1997        1996
                               --------   --------
NET SALES                      $183,464   $159,132
COST OF SALES                   104,910     88,726
                               --------   --------

GROSS PROFIT                     78,554     70,406
                               --------   --------
Store expenses                   50,863     47,691
Warehouse and administrative
  expenses                       17,832     15,329
                               --------   --------
TOTAL OPERATING EXPENSES         68,695     63,020

OPERATING INCOME                  9,859      7,386
INTEREST EXPENSE, NET               198      1,722
                               --------   --------

EARNINGS BEFORE INCOME TAXES      9,661      5,664
INCOME TAX EXPENSE                3,671      2,152
                               --------   --------

NET EARNINGS                   $  5,990   $  3,512
                               ========   ========

EARNINGS  PER COMMON SHARE     $   0.24   $   0.14
                               ========   ========
AVERAGE SHARES OUTSTANDING       25,414     25,694
                               ========   ========



-------------
See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                             (Amounts in thousands)


                                           Common Stock      Additional                Treasury Stock
                                        -----------------     Paid-in    Retained      -----------------
                                        Shares     Amount      Capital    Earnings     Shares    Amount      Total
                                        -------   --------    --------    --------      -----   --------    --------
Balance, February 2, 1997                26,262   $    729    $  9,606    $273,898      1,589   ($32,204)   $252,029

Exercise of stock options                   431         12       5,912                                         5,924

Non-cash compensation
  expense                                                            4                                             4

Purchase of Treasury stock,  at cost                                                       87     (2,184)     (2,184)

Net income for three months                                                  5,990                             5,990

                                        -------   --------    --------    --------      -----   --------    --------
Balance,  May  4, 1997                   26,693   $    741    $ 15,522    $279,888      1,676   ($34,388)   $261,763
                                        =======   ========    ========    ========      =====   ========    ========



------------
See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Amounts in thousands)

                                                                 For the three months ended
                                                                 --------------------------

                                                                    May 4,      April 28,
                                                                     1997          1996
                                                                  ---------    ---------
INCREASE IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
  Cash received from customers                                    $ 183,464    $ 159,132
  Cash paid to suppliers and employees                             (176,610)    (143,546)
  Income taxes paid                                                 (12,714)      (3,648)
  Interest paid (net of amount capitalized)                            (189)      (2,017)
  Interest received                                                      18           38
                                                                  ---------    ---------
    Net cash (used in) provided by operating activities              (6,031)       9,959

Cash flows from investing activities:
  Capital expenditures                                               (3,437)      (1,916)
  Fire related disposals (net)                                           --        2,456
  Proceeds from sale of fixed assets                                      4            3
                                                                  ---------    ---------
    Net cash (used in) provided by investing activities              (3,433)         543

Cash flows from financing activities:
  Borrowings under line of credit agreements and long-term debt      33,800      221,200
  Repayments under line of credit agreements and long-term debt     (26,650)    (222,000)
  Repurchase of treasury stock                                       (2,184)      (4,178)
  Proceeds from sale of stock options                                 5,924          230
  Other (net)                                                           (32)         247
                                                                  ---------    ---------
    Net cash provided by (used in) financing activities              10,858       (4,501)
                                                                  ---------    ---------
    Increase  in cash and cash equivalents                            1,394        6,001
Cash and cash equivalents, beginning of period                        9,639        7,285
                                                                  ---------    ---------
Cash and cash equivalents, end of period                          $  11,033    $  13,286
                                                                  =========    =========







---------------------------

See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Amounts in thousands)
                                  (continued)

                                                                 For the three months ended
                                                                 --------------------------
                                                                    May 4,    April 28,
                                                                    1997       1996
                                                                  --------    --------
Reconciliation of Net Income to Net Cash (Used In)
  Provided By Operating Activities:
------------------------------------------------------
Net income                                                        $  5,990    $  3,512
                                                                  --------    --------
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
  Depreciation and amortization                                      4,432       4,673
  Loss on sale of fixed assets                                           2          --
  Non-cash compensation expense                                          4          23
  Changes in assets and liabilities:
    (Increase) decrease in inventory                                (6,181)     29,099
    Increase in insurance receivable                                    --     (30,125)
    Decrease in other assets                                         1,280         967
    (Decrease) increase in checks outstanding, accounts payable,
       accrued expenses and sales tax payable                       (2,515)      3,306
    Decrease in federal and state income taxes                      (9,043)     (1,496)
                                                                  --------    --------
  Total adjustments                                                (12,021)      6,447
                                                                  --------    --------
  Net cash (used in) provided by operating activities             ($ 6,031)   $  9,959
                                                                  ========    ========














-------------------------------

See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC. AND SUBSIDIARIES
                     PART I - ITEM I - FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          (DOLLAR AMOUNTS IN THOUSANDS)

Note 1 The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, by MacFrugal's Bargains - Close-outs Inc., without audit. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. It is management's belief that the disclosures made are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations of the periods presented should not be considered as necessarily indicative of operations for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended February 2, 1997 and the notes thereto included in the Company's 10-K.

Note 2 Earnings per Common Share is based on the weighted average number of Common Shares outstanding, adjusted for dilutive effects of stock options, if applicable.

Note 3 The Company's effective tax rate for fiscal 1996 and the quarter ended May 4, 1997 was 38.0%. For interim reporting purposes the entire provision for income tax expense was classified as current.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company had a net deferred tax liability of $3,433 at May 4, 1997 and February 2, 1997.

         The Company provided no valuation allowance against its deferred tax assets recorded as of May 4, 1997 and February 2, 1997 because management believes it is more likely than not that the deferred income tax assets will be realized.

Note 4 At May 4, 1997, the Company classified that portion of its revolving debt as long-term that is not required to be repaid at its next annual clean-down date of February 28, 1998.

Note 5 In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The statement establishes standards for computing and presenting earnings per share and will require additional earnings per share disclosures within the financial statements issued after the effective date. The adoption of SFAS 128 will be reflected in the Company's 1997 consolidated financial statements. The adoption of SFAS 128 will not impact the Company's results of operations or financial position.

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

RESULTS OF OPERATIONS

THIRTEEN WEEK PERIOD ENDED MAY 4, 1997 ("FIRST QUARTER 1997") COMPARED WITH THIRTEEN WEEK PERIOD ENDED APRIL 28, 1996 ("FIRST QUARTER 1996").

Net sales increased 15.3% for the First Quarter 1997 compared to the First Quarter 1996. The sales increase was the combined result of opening 7 net new stores since April 28, 1996, and the positive impact of a 13.4% increase in comparable store sales. At May 4, 1997, 320 stores were in operation compared to 313 stores at April 28, 1996. The Company believes that the comparable sales increase was primarily attributable to the Company's strategic objective to increase sales and customer count by offering more branded products at more competitive prices. The Company believes that the Company's comparable store sales increase for the First Quarter 1997 was driven primarily by increases in consumables and softlines.

Sales from the 167 California stores open at May 4, 1997, were approximately 58% of the Company's total sales for the First Quarter 1997. California stores experienced a comparable store sales increase for the First Quarter 1997, similar to that of the Company-wide experience.

The gross profit margin of 42.8% for the First Quarter 1997, decreased from 44.2% for the First Quarter 1996. The decrease in the gross profit margin was primarily attributed to a change in the merchandise mix towards more branded consumable products and an increase in markdowns to clear old aged inventory which is consistent with the Company's strategy to increase inventory turnover.

Operating expenses were 37.4% of sales for the First Quarter of 1997 compared to 39.6% for the First Quarter 1996. The Company's sales increases in the First Quarter 1997 translated into lower total operating expenses as a percent of sales.

Store expenses were 27.7% and 30.0% of sales for the First Quarter 1997 and the First Quarter 1996, respectively. General cost containment, leveraging of expenses, and increased sales in the First Quarter 1997 resulted in a reduction in expenses as a percent of sales in almost every expense category.

Warehouse and administrative expenses remained stable at 9.7% and 9.6% of sales for the First Quarter 1997 and the First Quarter 1996, respectively. Increased truck and labor expenses due to increased receipts and shipments to meet the accelerated sales volume in the First Quarter 1997 were offset by decreased occupancy expenses. On March 21, 1996, the New Orleans facility and its contents were destroyed by fire. Since then, all of the Company's stores have been serviced by the Company's warehouse and distribution facility in Rancho Cucamonga, California. The Company believes it can operate its warehouse operations more efficiently in the immediate future through its West Coast distribution facility. Through continued control over buying and inventory receipt management, the Company believes it has adequate capacity to service the Company's distribution needs in the immediate future.

The $1,524 decrease in interest expense for the First Quarter 1997 compared to the First Quarter 1996 resulted from both a decrease in the average amount of debt outstanding and lower interest rates. The decrease in the average amount of debt outstanding is the combined result of a decrease in average inventories encompassing the last four quarters ended May 4, 1997 compared to the same time period in the prior year, earnings generated from operations during the last twelve months and proceeds from the insurance settlement on the New Orleans distribution center received in the second and fourth quarters of fiscal 1996, partially offset by the repurchase of $28,637 in stock during the last four quarters ended May 4, 1997.

The income tax rate for the First Quarter 1997 was 38.0%, and for interim purposes, the entire provision for income taxes is classified as current. The current rate of 38.0% is consistent with the rate for fiscal 1996 and for the First Quarter 1996.

The Company had a net deferred tax liability of $3,433 at May 4, 1997 and February 2, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $1,394 in the First Quarter 1997 compared to an increase of $6,001 in the First Quarter 1996. The decrease of cash and cash equivalents in the First Quarter 1997 compared to the same period last year related primarily to the impact last year of a large decrease in inventory offset by an increase in an insurance receivable related to the fire at the New Orleans distribution center on March 21, 1996, coupled with an associated increase in accounts payable in the First Quarter 1996. This compares to the first quarter 1997 which reflects an increase in income tax payments related to the increase in earnings in the First Quarter 1997, partially offset by the proceeds from the sale of stock options and increase in associated debt.

As of May 4, 1997, the Company's long-term debt was 4.2% of equity and total debt was 5.4% of equity. At April 28, 1996, long-term debt and total debt were both 41.7% of equity. At February 2, 1997, long term debt was 1.5% of equity and total debt was 2.7% of equity. The improvement in both leverage ratios at May 4, 1997 compared to April 28, 1996 reflects the decrease in average inventories encompassing the last four quarters ended May 4, 1997 and the borrowings necessary to finance them. The improvement also reflects the cash infusion of the insurance proceeds from the New Orleans distribution center settlement received in the second and fourth quarters of fiscal 1996 and the Company's earnings over the last four quarters, offset in part by the repurchase of stock during the last four quarters ended May 4, 1997. The increase in the level of long-term debt and total debt compared to February 2, 1997 reflects the building of the Company's inventories to meet increased operational needs due to sales demands and to meet seasonal needs.

The Company believes its present lines of credit are adequate to meet any seasonal or temporary liquidity needs that cannot be met with cash flow from operating activities. At May 4, 1997, the Company had no outstanding revolving debt under the Company's $175,000 committed credit facility. There was $7,200 outstanding under the Company's uncommitted credit lines at May 4, 1997.

The Company's current ratio as of May 4, 1997 was 2.05 versus 1.80 at fiscal year end 1996 and 2.69 at April 28, 1996. The decrease in the Company's current ratio at May 4, 1997 compared to April 28, 1996 is due primarily to the recording of certain balance sheet items at May 4, 1997 and April 28, 1996 related to the fire at the New Orleans distribution center.

For the three months ended May 4, 1997, inventory turnover improved to .57 from
 .48 for the three months ended April 28, 1996. This improvement in inventory turnover reflects the Company's improved sales performance for the First Quarter 1997 versus the First Quarter 1996.

                           PART II - OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K

                  (a)      Exhibit 27       --       Financial Data Schedule.

                  (b) Reports on Form 8-K - No reports on Form 8-K have been filed during the quarter ended May 4, 1997.

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


                                   MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC.



                         /s/  Philip L. Carter
                         -------------------------------------------------------
                         Philip L. Carter
                         Director, President and Chief Executive Officer



                         /s/  Neil T. Watanabe
                         -------------------------------------------------------
                         Neil T. Watanabe
                         Senior Vice President and Chief Financial Officer









DATE:  June 16, 1997