Form 10-Q
period 1997-08-03
MAC FRUGALS BARGAINS CLOSE OUTS INC
filed 1997-09-17
CIK 78384

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 3, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                          Commission File Number 0-6672

                     MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC.
-------------------------------------------------------------------------------
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

Registrant's telephone number, including area code: (310) 537-9220
-------------------------------------------------------------------------------


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

                                 [X] Yes   [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Shares Outstanding at August 31, 1997                   24,455,771
-------------------------------------------------------------------------------

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                     (Amounts in thousands except par value)

                                                      August 3,      February 2,
                                                      (Unaudited)     (Audited)
                                                         1997           1997
                                                      ---------      ---------
Assets

Current Assets:
     Cash and cash equivalents                        $  10,170      $   9,639
     Merchandise inventories                            209,966        182,275
     Deferred income tax asset                            8,800          8,800
     Other current assets                                10,536          9,284
                                                      ---------      ---------

          Total current assets                          239,472        209,998

Property, Equipment and Improvements:
     Land                                                35,224         35,224
     Buildings and improvements                          86,413         85,397
     Automobiles and trucks                               3,003          3,003
     Furniture, fixtures and equipment                  100,165         96,119
     Leasehold improvements                              87,687         85,533
     Construction in progress                               185            912
                                                      ---------      ---------

                                                        312,677        306,188
     Less: Accumulated depreciation
               and amortization                        (141,431)      (132,693)
                                                      ---------      ---------
                                                        171,246        173,495
                                                      ---------      ---------

Other Assets                                              2,638          1,503

                                                      ---------      ---------
Total Assets                                          $ 413,356      $ 384,996
                                                      =========      =========


                                                      August 3,     February 2,
                                                     (Unaudited)     (Audited)
                                                         1997          1997
                                                      ---------      ---------
Liabilities and Stockholders' Equity

Current Liabilities:
     Checks outstanding                               $  12,482      $  21,369
     Current portion of long-term debt                    3,122          3,172
     Accounts payable                                    22,780         18,929
     Accrued expenses                                    54,450         56,306
     Income taxes payable                                     -         13,408
     Sales tax payable                                    5,283          3,793
                                                      ---------      ---------
          Total current liabilities                      98,117        116,977
                                                      ---------      ---------

Long-Term Debt                                           51,413          3,757
Deferred Income Taxes                                    12,233         12,233

Stockholders' Equity:
     Preferred stock, $1 par value;
        authorized, 500 shares; issued, none
     Common stock, $.02778 par value;
        authorized, 100,000 shares;
        issued 25,067 shares (August 3, 1997)
        and 26,262 shares (February 2, 1997)                696            729
     Additional paid-in capital                              26          9,606
     Retained earnings                                  266,692        273,898
                                                      ---------      ---------

                                                        267,414        284,233
     Less:  Treasury stock, at cost, 549 shares
      (August 3, 1997) and 1,589 shares (February
      2, 1997)                                          (15,821)       (32,204)

                                                      ---------      ---------
Total Stockholders' Equity                              251,593        252,029
                                                      ---------      ---------

Total Liabilities and Stockholders' Equity            $ 413,356      $ 384,996
                                                      =========      =========

------------
See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                 (Amounts in thousands except per share amounts)

                               For the three months ended    For the six months ended
                               --------------------------    -------------------------

                                 August 3,  July 28,           August 3,   July 28,
                                  1997        1996               1997        1996
                                --------    --------           --------    --------
NET SALES                       $176,980    $157,952           $360,444    $317,084
COST OF SALES                    102,719      92,525            207,629     181,251
                                --------    --------           --------    --------

GROSS PROFIT                      74,261      65,427            152,815     135,833
                                --------    --------           --------    --------

Store expenses                    52,620      46,567            103,483      94,258
Warehouse and administrative
  expenses                        12,837      12,417             30,669      27,746
                                --------    --------           --------    --------
TOTAL OPERATING EXPENSES          65,457      58,984            134,152     122,004

OPERATING INCOME                   8,804       6,443             18,663      13,829
INTEREST EXPENSE, NET                447       1,583                645       3,305
                                --------    --------           --------    --------

EARNINGS BEFORE INCOME TAXES       8,357       4,860             18,018      10,524
INCOME TAX EXPENSE                 3,356       1,847              7,027       3,999
                                --------    --------           --------    --------

NET EARNINGS                    $  5,001    $  3,013           $ 10,991    $  6,525
                                ========    ========           ========    ========


EARNINGS PER COMMON SHARE       $   0.20    $   0.12           $   0.43    $   0.25
                                ========    ========           ========    ========
AVERAGE SHARES OUTSTANDING        25,415      25,721             25,415      25,707
                                ========    ========           ========    ========

------------
See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                             (Amounts in thousands)

                                            Common Stock                                                Treasury Stock
                                       ----------------------     Additional               ----------------------------------------
                                                                    Paid-in    Retained
                                         Shares       Amount       Capital     Earnings     Shares        Amount        Total
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
Balance, February 2, 1997                 26,262    $     729    $   9,606    $ 273,898        1,589    ($ 32,204)   $ 252,029

Exercise of stock options                    481           13        6,556                                               6,569

Non-cash compensation
  expense                                                              24                                                   24

Purchase of Treasury stock,  at cost                                                             636      (18,020)     (18,020)

Treasury stock retired                    (1,676)         (46)     (16,160)     (18,197)      (1,676)      34,403            0

Net income for six months                                                        10,991                                 10,991

                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------

Balance,  August  3, 1997                 25,067    $     696    $      26    $ 266,692          549    ($ 15,821)   $ 251,593
                                       =========    =========    =========    =========    =========    =========    =========

------------
See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Amounts in thousands)

                                                                     For the six months ended
                                                                    -------------------------
                                                                     August 3,     July 28,
                                                                       1997           1996
                                                                    ---------      ---------
INCREASE IN CASH AND CASH EQUIVALENTS
  Cash flows from operating activities:
  Cash received from customers                                      $ 360,444      $ 317,084
  Cash paid to suppliers and employees                               (366,577)      (305,924)
  Income taxes paid                                                   (22,781)        (5,460)
  Interest paid (net of amount capitalized)                              (528)        (3,518)
  Interest received                                                        19             85
                                                                    ---------      ---------
    Net cash (used in) provided by operating activities               (29,423)         2,267

Cash flows from investing activities:
  Capital expenditures                                                 (6,886)        (5,859)
  Fire related disposals (net)                                              -          2,473
  Proceeds from sale of fixed assets                                      685          1,525
                                                                    ---------      ---------
    Net cash used in investing activities                              (6,201)        (1,861)

Cash flows from financing activities:
  Borrowings under line of credit agreements and long-term debt       169,200        417,800
  Repayments under line of credit agreements and long-term debt      (121,750)      (413,634)
  Repurchase of treasury stock                                        (18,020)        (4,704)
  Proceeds from sale of stock options                                   6,569          3,145
  Other (net)                                                             156            570
                                                                    ---------      ---------
    Net cash provided by financing activities                          36,155          3,177
                                                                    ---------      ---------

    Increase  in cash and cash equivalents                                531          3,583
Cash and cash equivalents, beginning of period                          9,639          7,285
                                                                    =========      =========
Cash and cash equivalents, end of period                            $  10,170      $  10,868
                                                                    =========      =========


See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS-INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Amounts in thousands)
                                   (continued)

                                                                    For the six months ended
                                                                    ------------------------
                                                                     August 3,    July 28,
                                                                      1997          1996
                                                                    --------      --------
Reconciliation of Net Income to Net Cash (Used In)
  Provided By Operating Activities:
Net income                                                          $ 10,991      $  6,525
                                                                    --------      --------
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
  Depreciation and amortization                                        8,900         9,320
  Gain on sale of fixed assets                                          (450)         (802)
  Non-cash compensation expense                                           24            43
  Changes in assets and liabilities:
    Increase in inventory                                            (27,691)      (14,379)
    Increase in insurance receivable                                       -        (5,499)
Decrease (increase) in other assets                                      (41)        1,059
   (Decrease) increase in checks outstanding, accounts payable,
       accrued expenses and sales tax payable                         (5,402)        7,461
    Decrease in federal and state income taxes                       (15,754)       (1,461)

                                                                    --------      --------
  Total adjustments                                                  (40,414)       (4,258)
                                                                    --------      --------

  Net cash (used in) provided by operating activities               ($29,423)     $  2,267
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

Note 3 The Company's effective tax rate for fiscal 1996 and the first half of fiscal 1997 was 38.0% and 39.0%, respectively. For interim reporting purposes the entire provision for income tax expense was classified as current.

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company had a net deferred tax liability of $3,433 at August 3, 1997 and February 2, 1997.

          The Company provided no valuation allowance against its deferred tax assets recorded as of August 3, 1997 and February 2, 1997 because management believes it is more likely than not that the deferred income tax assets will be realized.

Note 4 At August 3, 1997, the Company classified that portion of its revolving debt as long-term that is not required to be repaid at its next annual clean-down date of February 28, 1998.


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

Note 6 In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about segments of an Enterprise and Related Information (SFAS 131), which will be effective for the Company beginning February 2, 1998. SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company does not believe adoption of this statement will have a material impact on current disclosures.

           PART I - ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND INTERIM RESULTS OF OPERATIONS

                          (DOLLAR AMOUNTS IN THOUSANDS)

THIS QUARTERLY REPORT MAY CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AFFECTING THE COMPANY'S OPERATIONS AND FINANCIAL PERFORMANCE. ALTHOUGH THE COMPANY BELIEVES THAT SUCH STATEMENTS REFLECT REASONABLE EXPECTATIONS OF FUTURE EVENTS, NO ASSURANCES CAN BE GIVEN THAT SUCH STATEMENTS WILL PROVE TO HAVE BEEN CORRECT. ACTUAL RESULTS MAY DIFFER MATERIALLY DUE TO GENERAL ECONOMIC CONDITIONS; CHANGES IN CONSUMER DEMAND AND PREFERENCES; ADVERSE WEATHER PATTERNS; COMPETITIVE FACTORS INCLUDING PRICING AND PROMOTIONAL ACTIVITIES OF MAJOR COMPETITORS; THE AVAILABILITY OF MERCHANDISE ON FAVORABLE TERMS; IMPORT RISKS INCLUDING POTENTIAL POLITICAL OR SOCIAL UNREST, DUTIES, TARIFFS AND QUOTAS; AND OTHER FACTORS DESCRIBED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

RESULTS OF OPERATIONS

THIRTEEN WEEK PERIOD ENDED AUGUST 3, 1997 ("SECOND QUARTER 1997") COMPARED WITH THIRTEEN WEEK PERIOD ENDED JULY 28, 1996 ("SECOND QUARTER 1996").

Net sales increased 12.0% for the Second Quarter 1997 compared to the Second Quarter 1996. The sales increase was the combined result of opening 6 net new stores since July 28, 1996, and the positive impact of a 10.3% increase in comparable store sales. At August 3, 1997, 321 stores were in operation compared to 315 stores at July 28, 1996. The Company believes that the comparable sales increase was primarily attributable to the Company's strategic objective to increase sales and customer count by offering more branded products at more competitive prices. The comparable store sales increase for the Second Quarter 1997 was driven primarily by increases in consumables, softlines and seasonal merchandise, offset in part by a decrease in electronics.

Sales from the 168 California stores open at August 3, 1997, were approximately 58% of the Company's total sales for the Second Quarter 1997 as compared to 59% for the Second Quarter 1996. California stores experienced a comparable store sales increase for the Second Quarter 1997, similar to that of the Company-wide experience.

The gross profit margin of 42.0% for the Second Quarter 1997, increased from 41.4% for the Second Quarter 1996. The increase in the gross profit margin was primarily attributed to a higher initial markup on shipments to the stores in the Second Quarter 1997 versus the Second Quarter 1996. This higher markup on shipments was primarily attributed to a change in merchandise mix towards more branded consumable products in the Second Quarter 1997 versus a concentration in lower margin electronics during the Second Quarter 1996.

Operating expenses were 37.0% of sales for the Second Quarter of 1997 compared to 37.3% for the Second Quarter 1996. The Company's sales increases in the Second Quarter 1997 translated into lower total operating expenses as a percent of sales.

Store expenses were 29.7% and 29.5% of sales for the Second Quarter 1997 and the Second Quarter 1996, respectively. General cost containment, leveraging of expenses, and increased sales in the Second Quarter 1997, offset in part by the minimum wage increase in California effective March 1997, resulted in fairly consistent expenses as a percent of sales.

Warehouse and administrative expenses were 7.3% and 7.9% of sales for the Second Quarter 1997 and the Second Quarter 1996, respectively. Operating efficiencies in the warehouse in addition to leveraging a relatively fixed administrative expense structure with increased sales resulted in a decrease in expenses as a percent of sales. The Company continues to operate from one distribution center as a result of the loss of the New Orleans distribution facility which was destroyed by fire on March 21, 1996. Since then, all of the Company's stores have been serviced by the Company's warehouse and distribution facility in Rancho Cucamonga, California. The Company believes it can operate its warehouse operations more efficiently in the immediate future through its West Coast distribution facility. Through continued control over buying and inventory receipt management, the Company believes it has adequate capacity to service the Company's distribution needs in the immediate future.

The $1,136 decrease in interest expense for the Second Quarter 1997 compared to the Second Quarter 1996 resulted from both a decrease in the average amount of debt outstanding and lower interest rates. The decrease in the average amount of debt outstanding is the combined result of a decrease in average inventories encompassing the last four quarters ended August 3, 1997 compared to the same time period in the prior year, earnings generated from operations during the last twelve months and proceeds from the insurance settlement on the New Orleans distribution center received in the second and fourth quarters of fiscal 1996, partially offset by the repurchase of $43,947 in stock during the last four quarters ended August 3, 1997.

The income tax rate for the Second Quarter 1997 was 40.2%, and for interim purposes, the entire provision for income taxes is classified as current. Income taxes were adjusted in the Second Quarter 1997 to reflect a 39.0% rate for the first half of fiscal 1997. The income tax rate of 39.0% versus 38.0% for the prior year reflects certain projected changes in permanent items relative to pre-tax earnings.

The Company had a net deferred tax liability of $3,433 at August 3, 1997 and February 2, 1997.

TWENTY-SIX WEEK PERIOD ENDED AUGUST 3, 1997 ("YEAR-TO-DATE 1997") COMPARED WITH TWENTY-SIX WEEK PERIOD ENDED JULY 28, 1996 ("YEAR-TO-DATE 1996").

Net sales increased 13.7% for the Year-to-Date 1997 compared to the Year-to-Date 1996. The total sales increase was a result of opening 6 net new stores since July 28, 1996 and the positive impact of a 11.9% increase in comparable store sales. The Company believes that the comparable sales increase was primarily attributable to the Company's strategic objective to increase sales and customer count by offering more branded products at more competitive prices. The sales increase for the Year-to-Date 1997 was driven primarily by increases in consumables, softlines and seasonal merchandise, offset in part by a decrease in electronics.

Sales from the 168 California stores open at August 3, 1997, were approximately 58% of the Company's total sales for the Year-to-Date 1997 as compared to 59% for the Year-to-Date 1996. California stores experienced a comparable store sales increase for the Year-to-Date 1997, similar to that of the Company-wide trend.

The gross profit margin of 42.4% for the Year-to-Date 1997, decreased from 42.8% for the Year-to-Date 1996. The decrease in the gross profit margin for the Year-to-Date 1997 versus the Year-to-Date 1996 was primarily attributed to an increase in markdowns to clear old aged inventory which is consistent with the Company's strategy to increase inventory turnover, offset in part by a higher initial markup on shipments to the stores during the Year-to-Date 1997 versus the Year-to-Date 1996. This higher initial markup on shipments was primarily attributed to a change in merchandise mix towards more branded consumable products during the Year-to-Date 1997 versus a concentration in lower margin electronics during the Year-to-Date 1996.

Operating expenses were 37.2% of sales for the Year-to-Date 1997 compared to 38.5% for the Year-to-Date 1996. The Company's sales increases during the Year-to-Date 1997 in conjunction with leveraging of expenses translated into lower total operating expenses as a percent of sales.

Store expenses were 28.7% and 29.7% of sales for the Year-to-Date 1997 and the Year-to-Date 1996, respectively. General cost containment, leveraging of expenses, and increased sales for the Year-to-Date 1997, offset in part by the minimum wage increase in California effective March 1997, resulted in a reduction in expenses as a percent of sales in most expense categories.

Warehouse and administrative expenses were 8.5% and 8.8% of sales for the Year-to-Date 1997 and the Year-to-Date 1996, respectively. Operating efficiencies in the warehouse in addition to leveraging a relatively fixed administrative expense structure resulted in a decrease in expenses as a percent of sales. The Company continues to operate from one distribution center as a result of the loss of the New Orleans distribution facility which was destroyed by fire on March 21, 1996. Since then, all of the Company's stores have been serviced by the Company's warehouse and distribution facility in Rancho Cucamonga, California. The Company believes it can operate its warehouse operations more efficiently in the immediate future through its West Coast distribution facility. Through continued control over buying and inventory receipt management, the Company believes it has adequate capacity to service the Company's distribution needs in the immediate future.

The $2,660 decrease in interest expense for the Year-to-Date 1997 compared to the Year-to-Date 1996 resulted from both a decrease in the average amount of debt outstanding and lower interest rates. The decrease in the average amount of debt outstanding is the combined result of a decrease in average inventories encompassing the last four quarters ended August 3, 1997 compared to the same time period in the prior year, earnings generated from operations during the last twelve months and proceeds from the insurance settlement on the New Orleans distribution center received in the second and fourth quarters of fiscal 1996, partially offset by the repurchase of $43,947 in stock during the last four quarters ended August 3, 1997.

The income tax rate for the Year-to-Date 1997 was 39.0% and for interim purposes, the entire provision for income taxes is classified as current. The income tax rate of 39.0% versus 38.0% for the prior year reflects certain projected changes in permanent items relative to pre-tax earnings.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $531 for the Year-to-Date 1997 compared to an increase of $3,583 for the Year-to-Date 1996. The decrease of cash and cash equivalents for the Year-to-Date 1997 compared to the Year-to-Date 1996 related primarily to the impact on inventory in the prior year related to the fire at the New Orleans distribution center on March 21, 1996, coupled with an associated increase in accounts payable for the Year-to-Date 1996. In contrast, the Year-to-Date 1997 reflects income tax payments related to the increase in earnings for the Year-to-Date 1997 and the repurchase of treasury stock and associated debt, partially offset by the proceeds from the sale of stock options.

As of August 3, 1997, the Company's long-term debt was 20.4% of equity and total debt was 21.7% of equity. At July 28, 1996, long-term debt and total debt were both 43.0% of equity. At February 2, 1997, long-term debt was 1.5% of equity and total debt was 2.7% of equity. The improvement in both leverage ratios at August 3, 1997 compared to July 28, 1996 reflects the decrease in average inventories encompassing the last four quarters ended August 3, 1997 and the borrowings necessary to finance them. The improvement also reflects the cash infusion of the insurance proceeds from the New Orleans distribution center settlement received in the second and fourth quarters of fiscal 1996 and the Company's earnings over the last four quarters, offset in part by the repurchase of stock during the last four quarters ended August 3, 1997. The increase in the level of long-term debt and total debt compared to February 2, 1997 reflects the building of the Company's inventories to meet increased operational needs due to sales demands and to meet seasonal needs.

The Company believes its present lines of credit are adequate to meet any seasonal or temporary liquidity needs that cannot be met with cash flow from operating activities. At August 3, 1997, the Company had $10,000 outstanding revolving debt under the Company's $175,000 committed credit facility. There was $37,500 outstanding under the Company's uncommitted credit lines at August 3, 1997.

The Company's current ratio as of August 3, 1997 was 2.44 versus 1.80 at fiscal year end 1996 and 2.74 at July 28, 1996. The decrease in the Company's current ratio at August 3, 1997 compared to July 28, 1996 is due primarily to an insurance receivable recorded in current assets as of July 28, 1996 and accrued liabilities recorded as of August 3, 1997, both related to the fire at the New Orleans distribution center.

For the six months ended August 3, 1997, inventory turnover improved to 1.07 from .93 for the six months ended July 28, 1996. This improvement in inventory turnover reflects the Company's improved sales performance and reduced inventory levels for the first half of 1997 versus the first half of 1996.

                           PART II - OTHER INFORMATION

Item 4    Submission of Matters to a Vote of Security Holders

         The Company held its 1997 Annual Meeting of Stockholders on June 18, 1997 (the "Annual Meeting"). At the Annual Meeting, shareholders elected all six directors nominated. The following table sets forth the number of votes cast for and votes withheld from each nominee. There were no broker non-votes for any nominee.

                  Nominee                  For                 Withheld
                  -------                  ---                 --------
         David H. Batchelder           21,994,525              1,060,243
         Philip L. Carter              21,994,177              1,060,591
         Peter C. Cooper               22,007,220              1,047,548
         I. T. Corley                  21,992,235              1,062,533
         Mark J. Miller                21,991,155              1,063,613
         James J. Zehentbauer          21,993,988              1,060,780

Item 6   Exhibits and Reports on Form 8-K

                  (a)      Exhibit 27 --  Financial Data Schedule.

                  (b) Reports on Form 8-K - No reports on Form 8-K have been filed during the quarter ended August 3, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       MAC FRUGAL'S BARGAINS - CLOSE-OUTS INC.



                       /s/  Philip L. Carter
                       --------------------------------------------------------
                       Philip L. Carter
                       Director, President and Chief Executive Officer



                       /s/  Neil T. Watanabe
                       --------------------------------------------------------
                       Neil T. Watanabe
                       Senior Vice President and Chief Financial Officer






DATE:  September 10, 1997