Form 10-Q
period 1997-11-02
MAC FRUGALS BARGAINS CLOSE OUTS INC
filed 1997-12-12
CIK 78384

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended November 2, 1997

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

[X]   Yes     [ ]   No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Shares Outstanding at November 30, 1997                   24,834,734
--------------------------------------------------------------------------------

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (Amounts in thousands except par value)


                                                    November 2,   February 2,
                                                   (Unaudited)    (Audited)
                                                      1997           1997
                                                    ---------      ---------
Assets

Current Assets :
     Cash and cash equivalents                      $  12,582      $   9,639
     Merchandise inventories                          246,642        182,275
     Deferred income tax asset                          8,800          8,800
     Other current assets                               7,968          9,284
                                                    ---------      ---------

          Total current assets                        275,992        209,998


Property, Equipment and Improvements :
     Land                                              34,505         35,224
     Buildings and improvements                        86,333         85,397
     Automobiles and trucks                             3,003          3,003
     Furniture, fixtures and equipment                102,032         96,119
     Leasehold improvements                            89,245         85,533
     Construction in progress                             212            912
                                                    ---------      ---------

                                                      315,330        306,188
     Less: Accumulated depreciation
               and amortization                      (145,611)      (132,693)
                                                    ---------      ---------
                                                      169,719        173,495
                                                    ---------      ---------

Other Assets                                            2,640          1,503


                                                    ---------      ---------

Total Assets                                        $ 448,351      $ 384,996
                                                    =========      =========


Liabilities and Stockholders' Equity

Current Liabilities :
     Checks outstanding                             $  16,568      $  21,369
     Current portion of long-term debt                  3,072          3,172
     Accounts payable                                  32,553         18,929
     Accrued expenses                                  53,360         56,306
     Income taxes payable                               1,750         13,408
     Sales tax payable                                  7,727          3,793
                                                    ---------      ---------
          Total current liabilities                   115,030        116,977
                                                    ---------      ---------

Long-Term Debt                                         61,730          3,757
Deferred Income Taxes                                  12,233         12,233

Stockholders' Equity :
     Preferred stock, $1 par value;
        authorized, 500 shares; issued, none
     Common stock, $.02778 par value;
        authorized, 100,000 shares;
        issued 25,097 shares (November 2, 1997)
        and 26,262 shares (February 2, 1997)              697            729
     Additional paid-in capital                           582          9,606
     Retained earnings                                277,116        273,898
                                                    ---------      ---------
                                                      278,395        284,233
     Less:  Treasury stock, at cost, 662 shares
      (November  2, 1997) and 1,589 shares
      (February 2,1997)                               (19,037)       (32,204)

                                                    ---------      ---------
Total Stockholders' Equity                            259,358        252,029
                                                    ---------      ---------

Total Liabilities and Stockholders' Equity          $ 448,351      $ 384,996
                                                    =========      =========


--------------
See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                 (Amounts in thousands except per share amounts)


                                                    For the three months ended     For the nine months ended
                                                    --------------------------     -------------------------
                                                     November 2,   October 27,      November 2,  October 27,
                                                        1997          1996            1997         1996
                                                      --------     --------         --------     --------
NET SALES                                             $189,733     $174,488         $550,177     $491,572
COST OF SALES                                          107,583       99,528          315,212      280,779
                                                      --------     --------         --------     --------

GROSS PROFIT                                            82,150       74,960          234,965      210,793
                                                      --------     --------         --------     --------

Store expenses                                          51,095       52,315          154,578      146,573
Warehouse and administrative
  expenses                                              13,099       12,569           43,768       40,315
                                                      --------     --------         --------     --------
TOTAL  EXPENSES                                         64,194       64,884          198,346      186,888

OPERATING INCOME                                        17,956       10,076           36,619       23,905
INTEREST EXPENSE, NET                                      867        1,836            1,512        5,141
                                                      --------     --------         --------     --------

EARNINGS BEFORE INCOME TAXES                            17,089        8,240           35,107       18,764
INCOME TAX EXPENSE                                       6,665        3,131           13,692        7,130
                                                      --------     --------         --------     --------

NET EARNINGS                                          $ 10,424     $  5,109         $ 21,415     $ 11,634
                                                      ========     ========         ========     ========


EARNINGS  PER COMMON SHARE                            $   0.42     $   0.20         $   0.85     $   0.45
                                                      ========     ========         ========     ========
AVERAGE SHARES OUTSTANDING                              25,062       26,069           25,298       25,856
                                                      ========     ========         ========     ========


-------------
See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                             (Amounts in thousands)

                                            Common Stock                                    Treasury Stock
                                       -------------------    Additional               ----------------------
                                                                Paid-in    Retained
                                         Shares     Amount      Capital    Earnings      Shares      Amount        Total
                                       ---------   ---------   ---------   ---------   ---------    ---------    ---------
Balance, February 2, 1997                 26,262   $     729   $   9,606   $ 273,898       1,589    ($ 32,204)   $ 252,029

Exercise of stock options                    511          14       7,093                                             7,107

Non-cash compensation
  expense                                                             43                                                43

Purchase of Treasury stock, at cost                                                          749      (21,236)     (21,236)

Treasury stock retired                    (1,676)        (46)    (16,160)    (18,197)     (1,676)      34,403            0

Net income for nine months                                                    21,415                                21,415

                                       ---------   ---------   ---------   ---------   ---------    ---------    ---------

Balance, November 2, 1997                 25,097   $     697   $     582   $ 277,116         662    ($ 19,037)   $ 259,358
                                       =========   =========   =========   =========   =========    =========    =========


------------
See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Amounts in thousands)

                                                                    For the nine months ended
                                                                   --------------------------
                                                                   November 2,    October 27,
                                                                      1997           1996
                                                                    ---------      ---------
INCREASE IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
  Cash received from customers                                      $ 550,177      $ 491,572
  Cash paid to suppliers and employees                               (555,297)      (477,081)
  Income taxes paid                                                   (25,350)        (5,894)
  Interest paid (net of amount capitalized)                            (1,362)        (5,860)
  Interest received                                                        20            212
                                                                    ---------      ---------
    Net cash (used in) provided by operating activities               (31,812)         2,949

Cash flows from investing activities:
  Capital expenditures                                                (11,288)        (8,574)
  Fire related disposals (net)                                             --          2,474
  Proceeds from sale of fixed assets                                    2,299          1,525
                                                                    ---------      ---------
    Net cash used in investing activities                              (8,989)        (4,575)

Cash flows from financing activities:
  Borrowings under line of credit agreements and long-term debt       342,400        659,900
  Repayments under line of credit agreements and long-term debt      (284,900)      (621,985)
  Repurchase of treasury stock                                        (21,236)        (8,283)
  Proceeds from sale of stock options                                   7,107          5,313
  Other (net)                                                             373            844
                                                                    ---------      ---------
    Net cash provided by financing activities                          43,744         35,789
                                                                    ---------      ---------

    Increase  in cash and cash equivalents                              2,943         34,163
Cash and cash equivalents, beginning of period                          9,639          7,285
                                                                    ---------      ---------
Cash and cash equivalents, end of period                            $  12,582      $  41,448
                                                                    =========      =========


--------------
See Notes to Consolidated Financial Statements.

            MAC FRUGAL'SR BARGAINS o CLOSE-OUTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Amounts in thousands)
                                   (continued)

                                                             For the nine months ended
                                                            ---------------------------
                                                            November 2,     October 27,
                                                                1997          1996
                                                              --------      --------
Reconciliation of Net Income to Net Cash (Used In)
  Provided By Operating Activities:
Net income                                                    $ 21,415      $ 11,634
                                                              --------      --------
Adjustments to reconcile net income to net cash
  (used in) provided by operating
  activities:
  Depreciation and amortization                                 13,282        13,810
  Gain on sale of fixed assets                                    (517)         (802)
  Non-cash compensation expense                                     43            61
  Changes in assets and liabilities:
    Increase in inventory                                      (64,367)      (23,606)
    Increase in insurance receivable                                --        (8,160)
    Decrease in other assets                                       179         1,578
    Increase in checks outstanding, accounts payable,
       accrued expenses and sales tax payable                    9,811         7,198
    (Decrease) increase in federal and state income taxes      (11,658)        1,236

                                                              --------      --------
  Total adjustments                                            (53,227)       (8,685)
                                                              --------      --------

  Net cash (used in) provided by operating activities         ($31,812)     $  2,949
                                                              ========      ========


--------------

See Notes to Consolidated Financial Statements.

            MAC FRUGAL'S BARGAINS O CLOSE-OUTS INC. AND SUBSIDIARIES
                     PART I - ITEM I - FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)

Note 1 The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, by Mac Frugal's Bargains o Close-outs Inc. and subsidiaries (the "Company") without audit. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. It is management's belief that the disclosures made are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations of the periods presented should not be considered as necessarily indicative of operations for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended February 2, 1997 and the notes thereto included in the Company's 10-K.

Note 2 Earnings per Common Share is based on the weighted average number of Common Shares outstanding, adjusted for dilutive effects of stock options, if applicable.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The statement establishes standards for computing and presenting earnings per share and will require additional earnings per share disclosures within the financial statements issued after the effective date. The adoption of SFAS 128 will be reflected in the Company's fiscal 1997 consolidated financial statements. The adoption of SFAS 128 will not impact the Company's results of operations or financial position.

Note 3 The Company's effective tax rate for fiscal 1996 and the first three quarters of fiscal 1997 was 38.0% and 39.0%, respectively. For interim reporting purposes the entire provision for income tax expense was classified as current.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company had a net deferred tax liability of $3,433 at November 2, 1997 and February 2, 1997.

         The Company provided no valuation allowance against its deferred tax assets recorded as of November 2, 1997 and February 2, 1997 because management believes it is more likely than not that the deferred income tax assets will be realized.

Note 4 At November 2, 1997, the Company classified that portion of its revolving debt as long-term that is not required to be repaid at its next annual clean-down date of February 28, 1998.

Note 5   In June 1997, the Financial Accounting Standards Board issued
         Statement of Financial Accounting Standards No. 131, Disclosures about segments of an Enterprise and Related Information (SFAS 131), which will be effective for the Company beginning February 2, 1998. SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company does not believe adoption of this statement will have a material impact on current disclosures.

Note 6 On November 5, 1997 the Company announced that it had entered into a definitive agreement with Consolidated Stores Corporation, ("Consolidated") the nation's largest close-out retailer, to be acquired in a stock for stock merger.

         At the effective time of the merger, all issued and outstanding Company shares of common stock will be canceled and converted automatically into the right to receive a number of duly authorized shares of Consolidated's common stock.

         Under the terms of the merger agreement, Consolidated will issue between 0.88 and 1.00 shares of stock for each share. The final exchange ratio will be based upon the average closing price per share of Consolidated's stock during a twenty day period prior to the effective time of the merger. Based on Consolidated's twenty day average closing price through November 4, 1997, the exchange ratio would be .99. The transaction is expected to close in January 1998.

         Consolidated expects to take an estimated pre-tax charge to earnings of approximately $75 million to $100 million relating to the cost of integrating the two companies.

         The merger will be accounted for as a pooling of interests and will be tax free to the Company's shareholders. The transaction is subject to customary conditions, including approval by both companies' shareholders and regulatory agencies.

         The merger is described in greater detail in the Company's Current Report on Form 8-K dated November 7, 1997 filed with the Securities and Exchange Commission (the "SEC"). In connection with the transaction, a joint proxy statement and prospectus (the "Prospectus/Proxy Statement") has been filed with the SEC and is expected to be mailed to stockholders of both companies in December.

           PART I - ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND INTERIM RESULTS OF OPERATIONS

                          (DOLLAR AMOUNTS IN THOUSANDS)

THIS QUARTERLY REPORT (INCLUDING THE PRECEDING NOTES) MAY CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AFFECTING THE COMPANY'S OPERATIONS AND FINANCIAL PERFORMANCE. ALTHOUGH THE COMPANY BELIEVES THAT SUCH STATEMENTS REFLECT REASONABLE EXPECTATIONS OF FUTURE EVENTS, NO ASSURANCES CAN BE GIVEN THAT SUCH STATEMENTS WILL PROVE TO HAVE BEEN CORRECT. ACTUAL RESULTS MAY DIFFER MATERIALLY DUE TO GENERAL ECONOMIC CONDITIONS; CHANGES IN CONSUMER DEMAND AND PREFERENCES; ADVERSE WEATHER PATTERNS; COMPETITIVE FACTORS INCLUDING PRICING AND PROMOTIONAL ACTIVITIES OF MAJOR COMPETITORS; THE AVAILABILITY OF MERCHANDISE ON FAVORABLE TERMS; IMPORT RISKS INCLUDING POTENTIAL POLITICAL OR SOCIAL UNREST, DUTIES, TARIFFS AND QUOTAS; AND OTHER FACTORS DESCRIBED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

RESULTS OF OPERATIONS

THIRTEEN WEEK PERIOD ENDED NOVEMBER 2, 1997 ("THIRD QUARTER 1997") COMPARED WITH THIRTEEN WEEK PERIOD ENDED OCTOBER 27, 1996 ("THIRD QUARTER 1996").

Net sales increased 8.7% for the Third Quarter 1997 compared to the Third Quarter 1996. The sales increase was the combined result of opening 8 net new stores since October 27, 1996, and the positive impact of a 6.8% increase in comparable store sales. At November 2, 1997, 325 stores were in operation compared to 317 stores at October 27, 1996. The Company believes that the comparable sales increase was primarily attributable to the Company's strategic objective to increase sales and customer count by offering more branded products at more competitive prices. The comparable store sales increase for the Third Quarter 1997 was driven primarily by increases in consumables, toys and seasonal merchandise, offset in part by a decrease in electronics and housewares. The customer count for the Third Quarter 1997 increased 2.6% over the same period in the prior year.

Sales from the 169 California stores open at November 2, 1997, were approximately 59% of the Company's total sales for both the Third Quarter 1997 and the Third Quarter 1996. California stores experienced a comparable store sales increase of 5.9% for the Third Quarter 1997.

The gross profit margin of 43.3% for the Third Quarter 1997, increased from 43.0% for the Third Quarter 1996. The increase in the gross profit margin was primarily attributed to a decrease in markdowns, partially offset by a lower markup on shipments which is attributed to a change in merchandise mix towards more branded consumable products.

Operating expenses were 33.8% of sales for the Third Quarter 1997 compared to operating expenses of 37.2% for the Third Quarter 1996. The Company's sales increases in the Third Quarter 1997 translated into lower total operating expenses as a percent of sales.

Store expenses were 26.9% and 30.0% of sales for the Third Quarter 1997 and the Third Quarter 1996, respectively. General cost containment, leveraging of expenses, and increased sales in the Third Quarter 1997 continued to reduce expenses as a percent of sales. Specific decreases were realized in: advertising which included a one-time fall promotion in the Third Quarter 1996; workers' compensation which included a benefit in the Third Quarter 1997 from favorable actuarial results; and utility expense which continued to decline as a result of savings achieved from energy efficiency programs. Store payroll remained relatively constant as a percent of sales in spite of the state and federal minimum wage increases in March 1997 and September 1997.

Warehouse and administrative expenses were 6.9% and 7.2% of sales for the Third Quarter 1997 and the Third Quarter 1996, respectively. Operating efficiencies in the warehouse in addition to leveraging a relatively fixed administrative expense structure with increased sales resulted in a decrease in expenses as a percent of sales. The Company continues to operate from one distribution center as a result of the loss of the New Orleans distribution facility which was destroyed by fire in fiscal 1996. Since then, all of the Company's stores have been serviced by the Company's warehouse and distribution facility in Rancho Cucamonga, California. The Company believes it can operate its warehouse operations more efficiently in the immediate future through its West Coast distribution facility. Through continued control over buying and inventory receipt management, the Company believes it has adequate capacity to service the Company's distribution needs in the immediate future.

The $969 decrease in interest expense for the Third Quarter 1997 compared to the Third Quarter 1996 resulted from both a decrease in the average amount of debt outstanding and lower interest rates. The decrease in the average amount of debt outstanding is the combined result of earnings generated from operations during the last twelve months and proceeds from the insurance settlement on the New Orleans distribution center received in the second and fourth quarters of fiscal 1996, partially offset by the repurchase of $43,584 in stock during the last four quarters ended November 2, 1997.

The income tax rate for the Third Quarter 1997 was 39.0%, and for interim purposes, the entire provision for income taxes is classified as current. The income tax rate of 39.0% versus 38.0% for the prior year reflects certain projected changes in permanent items relative to pre-tax earnings.

The Company had a net deferred tax liability of $3,433 at November 2, 1997 and February 2, 1997.

THIRTY-NINE WEEK PERIOD ENDED NOVEMBER 2, 1997 ("YEAR-TO-DATE 1997") COMPARED WITH THIRTY-NINE WEEK PERIOD ENDED OCTOBER 27, 1996 ("YEAR-TO-DATE 1996").

Net sales increased 11.9% for the Year-to-Date 1997 compared to the Year-to-Date 1996. The total sales increase was a result of opening 8 net new stores since October 27, 1996 and the positive impact of a 10.1% increase in comparable store sales. The Company believes that the comparable sales increase was primarily attributable to the Company's strategic objective to increase sales and customer count by offering more branded products at more competitive prices. The sales increase for the Year-to-Date 1997 was driven primarily by increases in consumables, toys and seasonal merchandise, offset in part by a decrease in electronics, housewares and apparel. The customer count for the Year-to-Date 1997 increased 5.6% over the same period in the prior year.

Sales from the 169 California stores open at November 2, 1997, were approximately 58% of the Company's total sales for the Year-to-Date 1997 as compared to 59% for the Year-to-Date 1996. California stores experienced a comparable store sales increase of 8.7% for the Year-to-Date 1997.

The gross profit margin of 42.7% for the Year-to-Date 1997, decreased from 42.9% for the Year- to-Date 1996. The decrease in the gross profit margin for the Year-to-Date 1997 versus the Year- to-Date 1996 was primarily attributed to an increase in markdowns to clear old aged inventory which is consistent with the Company's strategy to increase inventory turnover, offset in part by a higher initial markup on shipments to the stores during the Year-to-Date 1997 versus the Year- to-Date 1996. This higher initial markup on shipments was primarily attributed to a change in merchandise mix towards more branded consumable products during the Year-to-Date 1997 versus a concentration in lower margin electronics during the Year-to-Date 1996.

Operating expenses were 36.1% of sales for the Year-to-Date 1997 compared to operating expenses of 38.0% for the Year-to-Date 1996. The Company's sales increases during the Year- to-Date 1997 in conjunction with leveraging of expenses translated into lower total operating expenses as a percent of sales.

Store expenses were 28.1% and 29.8% of sales for the Year-to-Date 1997 and the Year-to-Date 1996, respectively. General cost containment, leveraging of expenses, and increased sales for the Year-to-Date 1997 continued to reduce expenses as a percent of sales. Specific decreases were realized in: advertising which included a one-time fall promotion in the Third Quarter 1996, and utility expense which continued to decline as a result of savings achieved from energy efficiency programs. Store payroll declined as a percent of sales in spite of the state and federal minimum wage increases in March 1997 and September 1997.

Warehouse and administrative expenses were 8.0% and 8.2% of sales for the Year-to-Date 1997 and the Year-to-Date 1996, respectively. Operating efficiencies in the warehouse in addition to leveraging a relatively fixed administrative expense structure resulted in a decrease in expenses as a percent of sales. The Company continues to operate from one distribution center as a result of the loss of the New Orleans distribution facility which was destroyed by fire in fiscal 1996. Since then, all of the Company's stores have been serviced by the Company's warehouse and distribution facility in Rancho Cucamonga, California. The Company believes it can operate its warehouse operations more efficiently in the immediate future through its West Coast distribution facility. Through continued control over buying and inventory receipt management, the Company believes it has adequate capacity to service the Company's distribution needs in the immediate future.

The $3,629 decrease in interest expense for the Year-to-Date 1997 compared to the Year-to-Date 1996 resulted from both a decrease in the average amount of debt outstanding and lower interest rates. The decrease in the average amount of debt outstanding is the combined result of earnings generated from operations during the last twelve months and proceeds from the insurance settlement on the New Orleans distribution center received in the second and fourth quarters of fiscal 1996, partially offset by the repurchase of $43,584 in stock during the last four quarters ended November 2, 1997.

The income tax rate for the Year-to-Date 1997 was 39.0% and for interim purposes, the entire provision for income taxes is classified as current. The income tax rate of 39.0% versus 38.0% for the prior year reflects certain projected changes in permanent items relative to pre-tax earnings.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $2,943 for the Year-to-Date 1997 compared to an increase of $34,163 for the Year-to-Date 1996. The decrease of cash and cash equivalents for the Year-to-Date 1997 compared to the Year-to-Date 1996 related primarily to an escrow fund established in the prior year related to the fire at the New Orleans distribution center on March 21, 1996.

As of November 2, 1997, the Company's long-term debt was 23.8% of equity and total debt was 25.0% of equity. At October 27, 1996, long-term debt was 47.4% and total debt was 56.6% of equity. At February 2, 1997, long-term debt was 1.5% of equity and total debt was 2.7% of equity. The improvement in both leverage ratios at November 2, 1997 compared to October 27, 1996 reflects the cash infusion of the insurance proceeds from the New Orleans distribution center settlement received in the second and fourth quarters of fiscal 1996 and the Company's earnings over the last four quarters, offset in part by the repurchase of stock during the last four quarters ended November 2, 1997. The increase in the level of long-term debt and total debt compared to February 2, 1997 reflects the building of the Company's inventories to meet increased operational and inventory needs due to strong sales demands and in preparation of the peak seasonal selling period.

The Company believes its present lines of credit are adequate to meet any seasonal or temporary liquidity needs that cannot be met with cash flow from operating activities. At November 2, 1997, the Company had $30,000 outstanding revolving debt under the Company's $175,000 committed credit facility. There was $27,600 outstanding under the Company's uncommitted credit lines at November 2, 1997.

The Company's current ratio as of November 2, 1997 was 2.40 versus 1.80 at fiscal year end 1996 and 2.53 at October 27, 1996. The decrease in the Company's current ratio at November 2, 1997 compared to October 27, 1996 is due primarily to an escrow account and an insurance receivable recorded in current assets as of October 27, 1996 and accrued liabilities recorded as of November 2, 1997, all related to the fire at the New Orleans distribution center.

For the nine months ended November 2, 1997, inventory turnover improved to 1.52 from 1.38 for the nine months ended October 27, 1996. This improvement in inventory turnover reflects the Company's improved sales performance for the first nine months of 1997 versus the first nine months of 1996.

MERGER AGREEMENT

On November 5, 1997 the Company announced that it had entered into a definitive agreement with Consolidated to be acquired in a stock for stock merger.

At the effective time of the merger all issued and outstanding Company shares of common stock will be canceled and converted automatically into the right to receive a number of duly authorized shares of Consolidated's common stock.

Under the terms of the merger agreement, Consolidated will issue between 0.88 and 1.00 shares of stock for each Company share. The final exchange ratio will be based upon the average closing price per share of Consolidated's stock during the twenty day period prior to the effective time of the merger. The transaction is expected to close in January 1998.

Consolidated's management believes the merger will result in a number of important synergies and it is expected that certain business functions of the Company will be integrated into the operations of Consolidated following the merger. Consolidated expects to take an estimated pre-tax charge to earnings of approximately $75 million to $100 million relating to the cost of integrating the two companies.

The merger will be accounted for as a pooling of interests and will be tax free to the Company's shareholders. The transaction is subject to customary conditions, including approval by both companies' shareholders and regulatory agencies.

The merger is described in greater detail in the Company's Current Report on Form 8-K dated November 7, 1997 filed with the Securities and Exchange Commission (the "SEC"). In connection with the transaction, a joint proxy statement and prospectus (the "Prospectus/Proxy Statement") has been filed with the SEC and is expected to be mailed to the stockholders of both companies in December. This Form 10-Q does not constitute an offer of any securities offered in the Prospectus/Proxy Statement nor a solicitation of votes by any stockholder.

                           PART II - OTHER INFORMATION



Item 6  Exhibits and Reports on Form 8-K

               (a)    Exhibit 27    --      Financial Data Schedule.

               (b) Reports on Form 8-K - No reports on Form 8-K have been filed during the quarter ended November 2, 1997.

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


DATE:  December 12, 1997